Form 10-K
period 1993-12-25
VLSI TECHNOLOGY INC
filed 1994-03-23
CIK 704386

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1993
                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO
                         COMMISSION FILE NUMBER 0-11879

                             VLSI TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                     94-2597282
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                                1109 MCKAY DRIVE
                           SAN JOSE, CALIFORNIA 95131
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 434-3000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

                          COMMON SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 11, 1994 was approximately $399,455,296 based upon the last sale price of the Common Stock reported for such date on the NASDAQ National Market System. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

     As of March 11, 1994, the number of shares of the Registrant's Common Stock outstanding were 35,385,582.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference in this
Annual Report on Form 10-K: (1) the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 5, 1994 (the "Proxy Statement"), (Part I and III)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     VLSI Technology, Inc., a Delaware corporation ("VLSI" or the "Company"), was incorporated in May 1987 as a successor to the business of VLSI Technology, Inc., a California corporation, ("VLSI-California"). The merger of VLSI-California with and into the Company was consummated on December 31, 1987. All references herein to "VLSI" or the "Company" include its predecessor VLSI-California unless specified or unless the context otherwise requires.

                                    OVERVIEW

     VLSI designs, manufactures and sells complex application-specific integrated circuits ("ASICs"), which are custom designed chips for an individual customer, and application-specific standard products ("ASSPs"), which are semi-custom chips designed for a particular market application that may be used by several different customers. Through its subsidiary, COMPASS Design Automation, Inc. ("COMPASS"), VLSI offers an integrated suite of electronic design automation ("EDA") software tools, foundry-flexible libraries and support services for use by systems and circuit designers (see "COMPASS DESIGN AUTOMATION").

     VLSI applies its value-added technology to deliver products targeted at specific segments of the electronics marketplace. These products address a range of applications in the personal computer ("PC"), communications, workstation, government, high-performance computer, industrial and consumer markets. VLSI targets a limited number of key Original Equipment Manufacturer ("OEM") customers who are leaders in their respective industries. The Company's top customers in 1993 include Apple Computer, Inc. ("Apple"), Compaq Computer Corporation ("Compaq"), Telefonaktiebolaget LM Ericsson ("Ericsson"), Hewlett-Packard Company ("Hewlett-Packard") and International Business Machines Corporation ("IBM"). See "MARKETING AND CUSTOMERS" below.

     The Company has a market segment approach to its method of planning and organization of its business. Through this approach, the Company has targeted a limited number of growth markets in which it has built significant expertise and can use its library of proprietary cells and highly integrated building blocks to assist customers in designing products and bringing them to market rapidly.

     The Company's objective is to design and manufacture highly-integrated, complex semiconductor devices that allow its customers to develop and bring to market higher value-added systems and products. VLSI emphasizes high performance applications where its products are critical elements of complex electronic systems. Key elements in its strategy to achieve this objective include:

          1) Develop differentiated products -- VLSI seeks to develop differentiated products that allow a customer both to distinguish the customer's products from those offered by its competitors and to reduce the customer's product cost. The Company creates highly complex products that reduce the number of chips required for an application and contain advantageous combinations of features and functionality. For example, VLSI has developed the QuadNote(TM), a highly integrated two-chip solution for subnotebook personal computers on the 486 architecture. The QuadNote product was the result of a 1993 joint development effort between the Company and Compaq, which announced its first products incorporating the chip set in 1994.

          2) Establish strategic alliances -- VLSI has actively established and maintained strategic relationships with a number of systems and component manufacturers, including Intel Corporation ("Intel"), Apple, Acorn Computers Limited ("Acorn") and Hitachi, Ltd. ("Hitachi"). As a result of its relationship with Intel, VLSI is developing products based upon the Intel 386SL(TM) and 486 microprocessors for use in handheld computing applications. The Company's strategic relationship with Apple and Acorn, through the joint venture Advanced RISC Machines, Ltd. ("ARM"), has led to the development of the ARM(TM) RISC-based microprocessor, a low-power, high performance device which the Company has targeted at embedded control applications in handheld computers and multimedia systems. Hitachi is working with the Company to develop leading edge manufacturing and process expertise.

          3) Focus on large, industry-leading OEM customers -- VLSI focuses its manufacturing and research and development resources on products for a limited number of OEM customers who are leaders in their respective industries. The Company believes that such large OEM customers provide the Company with significant profit potential. During the year ended December 25, 1993, approxmiately two-thirds of the Company's net revenues were derived from sales to its top 20 customers.

          4) Balance manufacturing -- The Company balances its wafer production between its own facilities and foundry services of third party wafer subcontractors. The Company believes that this strategy improves quality, cost-effectiveness, responsiveness to customers, access to capacity, ability to implement leading edge process technology and time to market, as compared to wafer manufacturers lacking fabrication facilities, while providing a partial buffer against over-capacity in times of diminished demand. During 1993, VLSI produced approximately 75% of its wafer requirements at its own facilities. When demand exceeds industry-wide fabrication facility capacity, the Company believes that this manufacturing strategy also results in enhanced response times to customers, as compared to semiconductor companies lacking fabrication facilities. In addition, the Company's principal fabrication facility in San Antonio, Texas is designed with modules and bays that permit the Company to more than double current manufacturing capacity at that facility.

          5) Use FSB(TM) library to reduce customers' time to market -- VLSI's Functional System Block ("FSB") library, an expanding collection of pre-designed cells and high-level building blocks, provides design short-cuts for frequently used integrated circuit functions. The FSB library allows VLSI and its customers to design and update ASIC and ASSP products rapidly, thereby reducing VLSI's customers' time to market. VLSI's library of FSBs includes Graphics Controllers (LCD and CRT), a DES Encryption FSB, a PCI FSB, Floppy Disk Controllers, SCSI Controllers, T1 Controllers and a suite of analog functions for communications FSBs.

          6) Provide superior customer support -- The Company seeks to differentiate itself from its competitors not only through the quality of its products, but also through the level of its technological support and service. VLSI operates a network of geographically dispersed Technology Centers where highly experienced engineers work directly with customers to develop designs for new products and to provide continuing after-sale customer support.

                               SILICON OPERATIONS
PRODUCTS AND SERVICES

     VLSI has organized its business around targeted market segments, establishing divisions to address specific silicon markets. Each of the Company's silicon divisions maintains independent marketing and applications research and development capabilities.

     The Company's market-focused structure permits VLSI to dedicate certain of its engineers to develop systems expertise in, and experience with issues peculiar to, applications in a particular market. VLSI believes that this increased systems expertise allows it to offer more value to the customer through the development of ASSPs and FSBs to address those specific issues. VLSI's customers in such market segments have a choice of using a proprietary ASIC solution, a standard VLSI ASSP solution that is shared among multiple customers, or a combination of both.

     The Personal Computer Division designs, manufactures and markets ASIC and ASSPs for X86 architecture desktop and portable computers. The VLSI Product Divisions design, manufacture and market ASICs and ASSPs for a variety of markets, including personal computer (Apple operating systems), communications (such as broadcast satellite systems and wireless communication devices), workstation, government (encrypted communications), high-performance computing applications (such as interactive television and supercomputing), and industrial and consumer applications (such as robotics and medical diagnostics).

                           PERSONAL COMPUTER DIVISION

     The Personal Computer Division ("PCD"), located in Tempe, Arizona, supplies system-logic chip sets and peripheral components for desktop, notebook, subnotebook and handheld personal computers based on X86 architectures. The product line consists of high-integration core logic and peripheral input/output ("I/O") devices for X86-based systems. The division serves a wide range of customers worldwide, including major manufacturers such as Hewlett-Packard, IBM, Compaq, AST Research, Inc. and other leaders in the PC industry. VLSI's chip sets currently support Intel, IBM and other X86 microprocessors.

     The PC chip set market segment has been characterized by intense competition among a large number of suppliers resulting in rapid and unanticipated fluctuations in demand and price (see "COMPETITION"). In an effort to reduce the effect of such forces, VLSI has continued to shift its emphasis away from "clone" PC board manufacturers to industry-leading PC system manufacturers who currently dominate market share. This response includes targeting the high volume and high performance desktop and low voltage notebook and handheld computer manufacturers.

     PCD's efforts involve timely introduction of high-integration chip sets, enabling PC manufacturers to supply high-performance, cost-effective computing systems to end users. PCD seeks to offer cost-effective manufacturing solutions, taking advantage of new technologies in wafer processing, packaging, testing and statistical process control.

     In 1993, the microprocessor architecture used by most PC manufacturers was the 486 system. PCD responded by increasing production of SC480(TM) and SC486(TM) single-chip controllers with an optional combination I/O chip. During the year, PCD established commercial volume production of a high performance (40MHz) 0.8-micron advanced technology SC480 single-chip controller with integrated cache controller for 486SX/DX systems. The older SC486 and its next-generation replacement, the SC480, implement the bulk of the logic functions of a PC motherboard and were PCD's largest selling products during 1993. PCD also announced the SC483, the EcoChip(TM), with power management functions enabling OEMs to produce "Green PCs" compliant with the Environmental Protection Agency's Energy Star(TM) initiative.

     PCD also announced the SCAMP IV chip set for portable PCs in 1993. This highly integrated chip set is scheduled to ramp to commercial production volumes in 1994.

     The Technology and Manufacturing Agreement, signed by VLSI and Intel in July 1992, provides VLSI with access to Intel 386SL(TM) microprocessor technology for integration into products for the handheld market. Handheld computers are a class of electronic devices that range from palmtop PCs to organizers and electronic notebooks. These products include advanced wireless communication capabilities. In the agreement with Intel, VLSI provided proprietary FSB libraries and design tools. Intel contributed its PC architecture leadership, 32-bit CPU technology and high-volume manufacturing capability. In September 1993, VLSI shipped the first working silicon samples of the Polar(TM) product, which integrates the Intel 386SL(TM) core with its proprietary FSB libraries to create customer-specific and application-specific standard product chip set solutions. Intel will manufacture for VLSI the VLSI-designed chips containing the 386SL core, while VLSI will manufacture the companion chips. An additional ongoing development effort in association with Intel is underway to develop a handheld device based on 486 microprocessor technology called Draco(TM). Volume production is not expected to begin on devices for handheld computers before 1995.

                             VLSI PRODUCT DIVISIONS

     The VLSI Product Divisions ("VPD") consist of five market segment divisions: the Apple Products Division ("APD"), the Computer and Government Products Division ("CGD"), the Consumer and Industrial Products Division ("CID"), the Network Products Division ("NPD") and the Wireless Products Division ("WPD").

     The key to the success of VPD is providing customers with timely silicon solutions optimized for their applications. These solutions consist of ASICs, ASSPs and proprietary FSB library elements, which, when combined, provide integrated system level solutions. This combination of product offerings is intended to permit the rapid market introduction of customer products coupled with the ability to customize for specific customer requirements.

     The proprietary FSB library elements consist of system level blocks that provide a higher level implementation than in a traditional ASIC library, but a lower level solution than a complete ASSP. These blocks are designed to be combined with other FSB blocks, random logic and compiled elements to provide the optimum silicon circuit with minimum design time for the customer. FSB cells are intended to speed the development of both ASICs and ASSPs, resulting in faster time to market for customers. These FSB elements are either designed in-house or licensed and are developed for use in VPD's target market segments. For example, development of a proprietary FSB library to support embedded control applications resulted in VLSI's introduction of first silicon of a proprietary ARM-based microcontroller in 1993.

     VPD's competition comes from a wide variety of large, established ASIC providers as well as standard products companies, including LSI Logic Corporation ("LSI"), Texas Instruments Incorporated ("TI"), Motorola, Inc. ("Motorola") and Toshiba Corporation ("Toshiba"). VPD responds to this competition by offering differentiated, user-configurable solutions based on application-specific FSB elements and its cell-based methodology to offer customers complex ASIC proprietary solutions without bearing the financial burden and time investment of custom approaches. VLSI is also working to develop ASSPs for various market segments based on emerging industry standards to speed customer development cycles and to differentiate VLSI from other suppliers.

Apple Products Division

     The APD provides ASIC and ASSP solutions to Apple, its subcontractors and licensees and Apple-compatible peripheral suppliers worldwide. The APD has historically provided Apple with high-performance gate array and cell-based products. Such devices are used in Apple's LC, Centris, Quadra and Powerbook computer lines based on the Macintosh platform and in a host of printer products.

     Apple gave notice to the Company in December 1993 of Apple's intention to reschedule and, in some cases, cancel orders for several VLSI products. As a result, planned 1994 shipments are likely to decline up to $20 million, of which as much as $15 million may occur during the first half of 1994. See Item 7 of
Part II hereof.

Computer and Government Products Division

     The computer target market segments include workstation (from entry-level through high-end graphic) servers, parallel processors, mass storage devices and peripherals. Significant customers include Silicon Graphics, Inc. ("Silicon Graphics"), American Telephone and Telegraph Company, Storage Technology Corporation and Digital Equipment Corporation. The computer group develops high-end computing ASIC solutions, including high-performance and high-resolution chip sets for Silicon Graphics. VLSI believes that the dramatic growth of client server distributed processing offers excellent ASIC and ASSP business opportunities.

     The government target market segments include avionics, missiles, C3I (Communication, Control, Command and Intelligence), and Secure Information Technology. The government group does not earn its revenue from the federal government directly; it derives revenue principally from prime contractors in support of government contracts. This group provides ASICs to large defense contractors in the electronics industry.

     In 1993, the government group focused its development efforts in the area of Secure Information Technology. VLSI believes that the increase in distributed processing, portable computing and wireless communications offers significant opportunities for encryption products. Two such products developed during 1993 were Clipper and Capstone, both of which incorporate an embedded antifuse cell
(pFSB) that greatly reduces the possibility of reverse engineering of the encryption algorithm. This VLSI proprietary one-time programmable technology, which allows for the customization of product at final test or by the customer (when mounted on the circuit board), is intended to be attractive in a wide range of applications.

Consumer and Industrial Products Division

     The CID addresses the consumer and industrial market segments, primarily targeting interactive television, video, HDTV, manufacturing and robotics applications. The customer base for the CID includes The 3DO Company, Scientific-Atlanta, Inc., and the Allen-Bradley Division of Rockwell International Corporation.

Network Products Division

     NPD supports its communications customers with application-specific libraries and ASIC and ASSP expertise. NPD supports customers such as DSC Communications Corporation, Alcatel Alsthom Compagnie Generale d'Electricite and Tellabs Incoporated in several application areas, including transmission, digital cross-connect, switching, multiplexing, and networking/internetworking applications. These FSB cells are high level communications-specific building blocks designed to comply with the relevant industry standards and include high complexity analog, digital and memory functions

     Specific solutions for major customers include FSB cells for various networking standards, including T1, E1 and Sonet/SDH. In addition, VLSI has introduced a T1 Line Interface Unit (LIU).

Wireless Products Division

     WPD provides its wireless communications voice and data customers with independent systems solutions by supplying both ASIC and ASSP silicon products, systems expertise and application-specific libraries. FSB cells have been introduced to speed the development of both ASICs and ASSPs, resulting in a faster time to market. The FSB blocks typically contain high level systems functions that are designed to meet international industry standards and include high complexity analog, digital and memory functions. Using VLSI's ability to integrate analog and digital functions on one chip, WPD is able to provide cost-effective ASIC and ASSP solutions to complex digital wireless communication problems.

     Using baseband signal processing technology developed to support European voice standards, WPD provides ASIC GSM (cellular) solutions for European wireless manufacturers, including Ericsson. Additionally, WPD has developed and announced ASSP-based solutions for the CT2 and DECT (cordless) markets.

MARKETING AND CUSTOMERS

     The Company uses a direct sales force, commissioned representatives and distributors to sell its silicon products. VLSI silicon operations has 31 sales offices (23 in the United States, four in Europe, two in Japan and two in the Asia-Pacific region) as well as 20 Technology Centers (12 in the United States, four in Europe, two in the Asia-Pacific region and two in Japan). Direct sales represent the Company's primary distribution channel, allowing VLSI to bring to bear the technical and systems expertise necessary to sell ASICs. Its direct sales force is assisted by VLSI engineers located in a network of geographically dispersed Technology Centers.

     The Company's Technology Centers support VLSI's customers by offering a range of design services. These services include system definition, complete logic and circuit design and test program generation. Staffed by experienced system and integrated circuit designers, the Technology Centers are strategically located near large concentrations of potential customers at locations throughout the world. VLSI utilizes its systems expertise to work with customers to develop designs for new markets and next generation products.

     Approximately two-thirds of the Company's net revenues for 1993 were derived from sales to the Company's top 20 customers, eleven of whom operate in the personal computer industry. As a result of this concentration of its customer base, loss of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company's results of operations. For example, during 1993 and 1992, Apple was the Company's largest customer, accounting for approximately 19% and 15%, respectively, of the Company's net revenues. In December 1993, Apple postponed and, in some cases, cancelled $20 million of shipments planned for delivery in 1994, adversely affecting the anticipated results of operations for the first half of 1994. See "Business -- SILICON OPERATIONS -- VLSI PRODUCT DIVISIONS

- -- Apple Products Division" above. Other present significant customers include Compaq, Ericsson, and Hewlett-Packard.

MANUFACTURING

     The fabrication of integrated circuits ("IC's") is an extremely complex and precise process consisting of hundreds of separate steps and requiring production in a highly controlled, clean environment. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. Semiconductor manufacturing is highly capital intensive, and capital costs have tended to significantly increase as geometries have decreased in size. The marketplace has placed emphasis on ever-smaller geometries, evidenced by increasing demand for 0.8-micron devices, requiring the Company to increase its capital investment requirements to keep abreast of market demand.

     Most of the Company's products are currently manufactured using a 1.0-or a 0.8-micron CMOS process. The Company balances its wafer manufacturing between its own wafer fabrication facilities and those of third-party wafer subcontractors. This strategy allows manufacturing flexibilities and the ability to realize economies of scale by operating the Company-owned fabrication facilities at capacity and allowing a buffer in case of changes in demand. Approximately 80% of the Company's wafers in 1992 were manufactured internally. This percentage decreased to approximately 75% during 1993, as demand for the Company's products exceeded the rate of expansion of internal manufacturing capacity.

     VLSI's manufacturing flexibility is also increased by the ability of the Company-owned fabrication facilities to run multiple processes and products concurrently. The Company expects a majority of 1994 production to be at the 0.8-micron level, with volume production planned to ramp up in 0.6-micron technology during 1994. There can be no assurance that the Company will be able to profitably manufacture devices in the 0.6-micron geometry.

     The Company's success is partially dependent upon its ability to develop and implement new manufacturing process technologies. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. The Company believes that the transition to smaller geometry process technologies will be important to remaining competitive.

     In addition to large research and development expenditures required to shrink device geometries, capital expenditure requirements to manufacture at such small geometries also increase. Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. The Company made significant investments during 1993 into sub-micron manufacturing and expects to continue a high level of investment in these areas in the future.

     The Company has three manufacturing facilities. Its San Jose, California plant performs wafer fabrication, probe, final test and process development. The San Antonio, Texas facility is dedicated to wafer fabrication and includes four modules of 10,000 square feet each. All of Module A and approximately one-half of Module B have been facilitized and equipped. The remaining one-half of Module B has been facilitized as a Class 1 clean room and is available for installation of equipment in increments as additional capacity is needed. The Tempe, Arizona site contains IC assembly, probe and final test facilities.

     The Company's San Jose wafer fabrication facility, which currently accounts for approximately 35% of its total internal wafer production, is located near major earthquake faults and in an area that has in the recent past experienced an extended drought. Additionally, as a 10-year-old fabrication facility, it faces technological limitations. Due to the age of the Class 10 San Jose facility and other factors, it is uncertain whether geometries smaller than the 1.0-micron level can ever be profitably manufactured there. Even though the Company utilizes both of its fabrication plants and multiple subcontractors to manufacture its wafers and has the ability to shift manufacturing from one plant to another for many of its products, disruption of operations at either the Company's production facilities or those of its subcontractors for any reason, such as fire or earthquake, would cause delays in shipments until the Company could shift the products from the affected facility or subcontractor to another facility.

     In addition to manufacturing in its own facilities, VLSI has wafer manufacturing arrangements with integrated circuit manufacturing companies. These wafer subcontractors are themselves subject to all of the manufacturing risks that are applicable to VLSI's own wafer manufacturing operations. In addition, the Company's foreign subcontract manufacturing arrangements are subject to risks such as changes in government policies, transportation delays, increased tariffs, fluctuations in foreign exchange rates, and export and tax controls.

     The Company subcontracts virtually all of its integrated circuit packaging and approximately 30% of its final testing to third parties. The final tested circuits are normally returned to the Company for shipment to customers. Subcontractors include Anam Semiconductor Technology Co. Ltd. in Korea (see Item 13 in Part III hereof). Although the Company has no long-term contractual commitments from these suppliers, the Company believes that these sources of packaging and testing services are relatively reliable given their level of interdependence with the Company and the overall level of availability of worldwide subcontract packaging and testing capacity.

     Any problems experienced in obtaining acceptable wafers from third party wafer subcontractors on a timely basis to augment the Company's internal manufacturing capacity or in the integrated circuit packaging, assembly and test operations performed by subcontractors could delay shipments of the Company's products and affect the Company's results of operations.

     The principal raw materials used by the Company in the manufacture of its products are silicon wafers, processing chemicals and gases, ceramic and plastic packages, and some precious metals. Certain of the raw materials used in the manufacture of circuits are available from a limited number of suppliers in the United States and elsewhere. The Company does not generally depend on long-term fixed supply contracts with its suppliers. However, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If VLSI was unable to procure certain of such material from any source, it would be required to reduce its manufacturing operations. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials. The Company's operations also depend upon a continuing adequate supply of electricity, natural gas and water.

     The Company may experience problems in achieving acceptable yields in the manufacture of wafers, particularly in connection with any expansion of its capacity, shrink in manufacturing geometry or change in its processing steps. For example, in late 1992, the Company switched processes at one step in the manufacturing line, causing certain VLSI devices to fail at extreme temperatures.

COMPETITION

     The semiconductor industry in general and the markets in which the Company competes in particular are intensely competitive, exhibiting both rapid technological change and ongoing price erosion as technologies mature. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns, which in some cases have lasted for more than a year, have been characterized by diminished product demand, production over-capacity and subsequent accelerated erosion of average sales prices. Competition in the personal computer market, the Company's largest market segment, is especially intense and is subject to significant shifts in demand and severe pricing pressures. For example, during the third quarter of 1992, the migration of the PC market from the 386 to the 486 architecture caused a decline in demand for 386 chip sets and related devices, resulting in an excess of worldwide supply of such chip sets and significant price declines as competitors struggled to maintain market share.

     The Company competes with large domestic and foreign companies that have substantially greater financial, technical, marketing and management resources than the Company, such as Intel, Motorola, TI and Toshiba. In addition, Samsung Electonics, Co., Ltd. announced its intention in 1993 to enter the PC chip set market. The Company's competitors also include present and potential customers and strategic partners. Intel, one of the Company's strategic partners, recently announced an embedded control product that could be used to compete with VLSI in the handheld computer market, and is also currently a competitor in the PC chip set market.

     The Company also competes with smaller companies attempting to sell products in certain segments of the Company's markets, such as OPTi, Inc. in the PC chip set segment.

     Competition is based on such factors as design capabilities (including both the design tool features and the skills of the design team), quality, delivery time and price. The Company believes that its competitive strengths include: a growing expertise in systems applications in specific market segments, its proprietary FSB libraries, its high quality wafer processing technology and fabrication facilities, its experienced engineering staff, test capabilities, cost effectiveness, technical design services offered through its network of Technology Centers and design tools and services.

BUSINESS RELATIONSHIPS/STRATEGIC ALLIANCES

     VLSI believes that strategic alliances with other technology companies enable the Company to develop new products more rapidly, access advanced manufacturing process technology, make more effective use of the Company's research and development resources and expand the Company's global market presence. To this end, VLSI has established and maintains strategic relationships with the following companies:

          1) Intel Corporation -- In July 1992, VLSI signed a technology and manufacturing agreement with Intel (the "Intel Agreement"). Under the Intel Agreement, the two companies agreed to work together to manufacture, with VLSI responsible for designing, marketing and selling, chip sets incorporating the Intel 386SL(TM) microprocessor for use in handheld computers. Under the terms of the Intel Agreement, VLSI provided FSB libraries, customer-specific solutions and COMPASS design tools, while Intel contributed its 32-bit CPU technology, system design expertise and high-volume manufacturing capability. When commercial production is initiated (estimated to be 1995), Intel will manufacture the VLSI-designed chips containing the Intel microprocessor core, while VLSI will manufacture the companion chips. In September 1993, Intel and VLSI jointly announced the Polar chip set, which is designed to be utilized in a variety of 386-based handheld computer products. An additional ongoing design effort is underway in association with Intel to develop companion devices for the 486 microprocessor for the handheld market. In connection with the Intel Agreement, Intel invested $50 million in VLSI to acquire 5,355,207 shares of Common Stock, representing approximately 15.3% of VLSI's outstanding Common Stock as of December 25, 1993, and a warrant to purchase 2,677,604 additional shares of Common Stock at an exercise price of $11.69 per share. In addition to Intel's current common stock and warrant holdings, Intel has a right to maintain its original percentage of equity ownership (excluding warrant shares) at 16.4% of VLSI's outstanding common shares (providing for the right to purchase an additional 521,758 shares at $13.31 per share as of February 26, 1994). Intel has the right to demand registration of all of such shares for resale. Such rights may be exercised by Intel at any time, subject to the Company's ability to delay registration for 90 days if Intel makes the demand during or shortly after an offering by the Company.

          2) Apple and Acorn -- The ARM joint venture was formed in November 1990 with Apple and Acorn, a technology partner since 1986, to develop products for 32-bit Reduced Instruction-Set Computing ("RISC") applications using technology developed by Acorn using COMPASS IC design tools. VLSI uses the ARM microprocessor family in low cost, low power consumption embedded control products.

          3) Hitachi -- VLSI has had a joint development and cross-license agreement with Hitachi since 1988. In December 1992, the two companies agreed to extend the joint development agreement through 1997. Under the agreement, the parties have developed a 0.8-micron manufacturing process and are currently developing a 0.6-micron process, as well as other advanced sub-micron processes, including a "deep sub-micron" (geometries equal to or smaller than 0.5-micron) process. VLSI believes that this technology alliance has accelerated VLSI's progress in basic technology and manufacturing processes.

RESEARCH AND DEVELOPMENT

     The Company believes that research and development ("R&D") is fundamental to its success, and that its continued success will depend largely on its ability to continue development and improvement of its systems applications expertise, process and packaging technologies and cell-based libraries and gate arrays. Research and development expenditures increased to $83.8 million in 1993 from $69.5 million in 1992 and $58.0 million in 1991; Company-funded R&D for the three years was in the range of 10% to 13% of net revenues.

     The Company's future success depends to a significant extent on its ability to continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. New product development often requires long-term forecasting of market trends, development and implementation of new processes and technologies and substantial capital commitments. For example, the Company is currently investing significant resources in developing products for the handheld computer market and has entered into a strategic relationship with Intel relating to such product development efforts. To date, the handheld computer market has developed slowly, and there can be no assurance that VLSI's current focus on this market will be successful. If the Company is unable to design, develop, manufacture and market new products successfully and in a timely manner, its operating results could be adversely affected. No assurance can be given that the Company's product and process development efforts will be successful.

     The Company's process technology development activities in 1993 concentrated on the successful transfer to production of a 0.6-micron ASIC process and the development of a 0.5-micron ASIC process. Additionally, evaluations were begun for the selection of equipment needed for the development of deep sub-micron technologies.

     R&D in systems applications presently includes development of handheld computing products based upon X86 microprocessors and development of wireless products for voice and data applications. Process technology development efforts in conjunction with Hitachi include integration of sub-micron CMOS process and manufacturing methodologies in the San Antonio, Texas wafer fabrication facility. Research and development in the packaging area focuses on high performance, high pin-count plastic packaging and assembly techniques. Research and development activities are often augmented through significant alliances with other companies, including Intel, ARM and Hitachi.

                           COMPASS DESIGN AUTOMATION

     The Company's COMPASS subsidiary designs, develops, markets and services software-based products used by systems or circuit designers to design complex integrated circuits using either schematic capture, high level design languages, data path descriptions or state diagrams. These design tools integrate many steps of the design process, from design specification (beginning with synthesis and test) through physical layout and verification.

     COMPASS product offerings are organized into four main product lines: logic design and analysis tools, physical design tools, library development tools and physical libraries. These products are intended to reduce overall time to market and decrease engineering and production costs for advanced integrated circuit design.

     COMPASS produces a complete set of tools for all levels of design from VHDL and Verilog down to basic silicon structures. In the top-down design market segment, COMPASS is focused on VHDL and Verilog-based synthesis, simulation and test-generation tools, along with services to import custom libraries from ASIC vendors to work on the COMPASS toolset. In the physical design software area, COMPASS develops tools for floorplanning, automatic place and route, a range of symbolic and polygon-based custom layout tools, and a complete set of physical layout verification tools. In library technology, COMPASS develops a wide range of Foundry Flexible(TM) libraries, memory and datapath compilers. It also develops high-productivity tools to automate the process of library generation.

     COMPASS' R&D efforts are focused on making its array of software technology capable of supporting a wider variety of semiconductor vendors' design tools and semiconductor foundries. Current development efforts are focused on perfecting a complete front-to-back-end design environment capable of supporting the requirements imposed by deep sub-micron designs. During 1994, COMPASS will focus development on deep sub-micron physical libraries. Continued development will be focused on high-level design tools, including VHDL and synthesis, to achieve the productivity required by such large design projects.

     COMPASS competes with other software vendors in the high end of the computer-aided engineering market for integrated circuit design automation. Competition in the EDA market has come primarily from a few large established vendors, such as Cadence Design Systems, Inc., Mentor Graphics Corporation, Viewlogic Systems, Inc., and Synopsys, Inc. Competition is based on such factors as design capabilities (including both the design tool features and the skills of the design team), quality, delivery time and price. The Company believes that a principal competitive strength of COMPASS is its ability to provide a fully integrated suite of design tools, and further integration of design tools with libraries. The Company's ability to compete in the EDA market will depend upon the expansion of ASIC vendor libraries available for the logic design system and the foundries that can fabricate designs using COMPASS libraries. COMPASS libraries are supported by many semiconductor vendors, including Fujitsu Limited, General Electric Corporation Ltd.'s Plessey Division, Hitachi, National Semiconductor Corporation, Nippon Electric Corporation and VLSI.

     COMPASS uses direct sales, commissioned representatives and distributors to sell its software products. COMPASS' 14 sales offices (nine in the United States, four in Europe and one in Japan) include its three worldwide development centers. Direct sales represent COMPASS' primary domestic and European distribution channels, allowing COMPASS to bring to focus the technical and systems expertise necessary to sell EDA software.

     COMPASS generally licenses its design tools under nontransferable, non-exclusive license agreements and provides post-contract customer and software revision support. In addition, COMPASS offers training and consulting services to customers. COMPASS retains ownership rights to all software that it develops. COMPASS uses various security schemes to protect the software from unauthorized use or copying.

                                    BACKLOG

     The Company's sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by VLSI according to its own terms and conditions. Due to industry practice with respect to cancellation of orders, VLSI believes that backlog is a potentially misleading indicator of future revenue levels.

                                   EMPLOYEES

     As of December 25, 1993, the Company and its subsidiaries had approximately 2,659 employees worldwide. Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including high-level executives. The Company has granted stock options to many of its employees and has implemented stock purchase and profit sharing programs. In addition, the Company currently has Management Continuity Agreements with seven of its officers (see Exhibit 10.60 and the information contained in the Proxy Statement under the caption "Executive Officer Compensation -- Management Continuity Agreements" on page 10, which information is incorporated herein by reference).

                              PATENTS AND LICENSES

     The Company has filed a number of patent applications and currently holds various U.S. patents expiring from 2003 to 2011 covering inventions in the areas of computer-aided engineering and electronic circuitry. VLSI has also filed corresponding patent applications in foreign jurisdictions. The Company expects to file future patent applications from time to time both in the United States and abroad. VLSI does not consider the success of its business to be materially dependent on any single patent or group of patents.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have on occasion resulted in protracted and expensive litigation. The Company is currently one of four remaining defendants in a major patent infringement suit brought by TI (see
Item 3 of Part I hereof, Legal Proceedings). While the outcome of this matter is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated position or results of operations. However, should the ultimate outcome of this matter be unfavorable, VLSI may be required to pay damages and other expenses. There can be no assurance that additional intellectual property claims will not be made against the Company in the future or that the Company will not be prohibited from using the technologies subject to such claims or be required to obtain licenses and make corresponding royalty payments for past or future use. There can be no assurance that any such licenses could be obtained on commercially reasonable terms.

     VLSI has also entered into a number of licensing agreements and technology swap agreements with various strategic partners and other third parties in order to allow VLSI limited access to third party technology, or to allow third parties limited access to VLSI's technology.

                           WORKING CAPITAL PRACTICES

     Information regarding the Company's working capital practices is incorporated herein by reference from Item 7 of Part II hereof under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and from Item 8 of Part II hereof under the heading "Revenues" in Note 1 of "Notes to Consolidated Financial Statements".

         FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC DATA

     This information is included in Note 10 of "Notes to Consolidated Financial Statements", which information is included in Item 8 of Part II hereof.

                              ENVIRONMENTAL ISSUES

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company's San Jose, California facilities are located near recently developed residential areas, which could increase the incidence of environmental complaints or investigations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Although the Company is not aware of any failure by it to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations, any such failure could subject VLSI to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a potentially adverse effect on the Company's operating results.

ITEM 2.  PROPERTIES

     The Company has three manufacturing facilities located in San Jose, California, Tempe, Arizona and San Antonio, Texas. In addition, VLSI (including its subsidiary, COMPASS) has 45 sales offices (32 in the U.S., eight in Europe, three in Japan and two in the Asia-Pacific region) and 20 Technology Centers (12 in the U.S., four in Europe, two in Japan and two in the Asia-Pacific region). Except for its Tempe, Arizona and San Antonio, Texas facilities, the Company's properties are occupied under operating leases that expire from January 1994 through October 2013 with options to renew in most instances. The Tempe facility building is owned by VLSI and is situated on land held under a long-term ground lease which expires in December 2037; the San Antonio land and facilities are owned by the Company.

     The Company's San Jose facility, which includes manufacturing, COMPASS, VPD Marketing and corporate support services such as its computer center, technology development, primary shipping location and major design center, is located near earthquake faults. Should an earthquake cause an interruption in operations, operating results would be materially adversely affected.

     The San Antonio facility began qualified production in 1989 and is dedicated to wafer fabrication. Module A of 4 planned modules of 10,000 square feet of class 1 clean room was completed in 1990. A portion of module B was facilitized, equipped and used to augment capacity beginning in 1991 with the balance of facilitization completed in 1993. As of the end of 1993, approximately one-half of module B has been equipped. The remaining one-half of module B can be incrementally equipped in order to expand internal fabrication capacity. Future expansion strategy has not been established for unfacilitized, unequipped modules C and D at the San Antonio plant.

     The Tempe site contains the primary research and development resources for PCD, assembly and test facilities, marketing, sales and Technology Center functions. The facility, occupied in 1987, was expanded on 6.2 acres of immediately adjacent property in 1992. PCD R&D efforts were moved into that facility in 1993.

     VLSI expanded into new leased facilities adjacent to its San Jose headquarters in 1993 and believes its currently available space is adequate to meet its requirements in the short term. The Company anticipates that any new space requirements will be satisfied by available space in Tempe and additional San Jose real property leases. Additional manufacturing capacity (approximately one-fourth of 1993 production) has been provided by subcontractors. Further information concerning production capacity and utilization is incorporated by reference from the section titled "MANUFACTURING" in Item 1 of Part I, above.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a named defendant in several lawsuits, including claims for alleged patent infringement in one case and four lawsuits alleging violations of the Securities Exchange Act of 1934, as amended ("the 34 Act"). The ongoing costs of defending these lawsuits utilizes cash and management resources. Should the ultimate outcome of any of these actions be unfavorable to the Company, VLSI could be required to pay damages and other expenses which could be material to a particular quarter's results of operations.

     In July 1990, TI filed two actions against the Company and four other defendants, Analog Devices, Inc., Integrated Device Technology, Inc. ("IDT"), LSI and Cypress Semiconductor Corporation (the Company and such other defendants are collectively referred to as the "TI Defendants"). IDT settled its cases with TI in late December 1992.

     In the action filed before the United States International Trade Commission ("ITC"), TI sought to exclude from importation into the U.S. all TI Defendants' products manufactured outside the U.S. that allegedly utilize a plastic encapsulation process described in U.S. Patent No. 4,043,027 (the "027 patent"). On October 15, 1991, the Administrative Law Judge ("ALJ") found the 027 patent to be valid and infringed by the Company's old plastic encapsulation gating process. However, a new plastic encapsulation gating process developed and used by the TI Defendants was found not to infringe the 027 patent. In December 1991, the full ITC determined that it would not consider TI's appeal to overturn the ALJ's decision on noninfringement of the new process. As a result, the Company believes that the importation of its products containing the new noninfringing plastic encapsulation gating process will continue unabated. The United States Court of Appeals for the Federal Circuit affirmed the ITC decision in March 1993.

     TI also filed a patent infringement action against the TI Defendants in the United States District Court for the Northern District of Texas seeking an injunction against the sale and/or manufacture by the TI Defendants of products that allegedly infringe the 027 patent. The action also seeks damages for alleged past infringement of the 027 patent and expired U.S. Patent No. 43,716,764. The motions of both TI and the TI Defendants for Summary Judgment in this case are pending. A trial in this matter has not yet been scheduled. If the patent infringement claim is upheld, the Company believes that licenses will be available for a negotiated fee. If VLSI is unable to pass any increased costs of manufacturing due to patent license fees on to its customers, VLSI's gross margins would be adversely affected. No assurance can be given that TI would offer a license to VLSI, that the terms of any such license would be favorable, or that any patent dispute will be resolved without a material adverse impact on the Company. Should licenses be unavailable, the Company may be required to discontinue its use of certain processes or the manufacture and sale of certain of its products.

     In addition, in the normal course of business, the Company receives and makes inquiries with regard to other possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

     In December 1993, four civil class action complaints relating to the drop in price of VLSI stock were filed in U.S. District Court, Northern District of California, against the Company and certain of its officers and directors, alleging violations of federal securities laws for alleged material mirepresentations and omissions of fact concerning the Company's business. Plaintiffs in those actions filed a consolidated amended complaint, known as Waldron et al. vs. Fiebiger et al., Civ. No. C-93-20930-RMW (PVT) (N.D. Cal. filed March 9, 1994). The suit was filed on behalf of the named plaintiffs and all others who purchased the Company's stock between June 28, 1993 and December 3, 1993. Plaintiffs seek an award of damages according to proof, with interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1993, which ended December 25, 1993.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning executive officers of the Company who are not also directors is set forth below:

     MR. JOHN C. BATTY, age 39, was elected Vice President and Treasurer in December 1992. Mr. Batty joined the Company in June 1986 as Financial Manager. From April 1989 to April 1991, Mr. Batty was the Tempe, Arizona Site Controller. From April 1991 to December 1992, Mr. Batty was Director, Corporate Financial Planning. From August 1982 until joining the Company, Mr. Batty was employed by Intel Corporation, a semiconductor company, in various financial capacities, most recently as Controller, Military Products Division from June 1984 to May 1986.

     MR. DONALD L. CIFFONE, JR., age 38, was elected Vice President and General Manager of the VLSI Product Divisions in August 1992. Mr. Ciffone joined the Company in November 1991 as Vice President, Primary and Emerging Markets Division. From March 1991 until joining the Company, Mr. Ciffone was Director of Marketing for Oasic Technology, an ASIC company. Mr. Ciffone was employed by National Semiconductor Corporation, a semiconductor company, in various capacities from 1978 until 1991, most recently as Director of Marketing, ASIC Division, from March 1989 until March 1991 and as Marketing Manager, ASIC Division, from 1986 to March 1989.

     MR. GREGORY K. HINCKLEY, age 47, was elected Vice President, Finance and Chief Financial Officer of the Company in August 1992 upon joining the Company. From December 1991 until August 1992, he was an independent consultant. From January 1989 until December 1991, Mr. Hinckley was Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation, a U.S. shipping company. From 1983 until January 1989, he was Vice President, Finance and Chief Financial Officer of Bio-Rad Laboratories, Inc., a manufacturer of instruments and materials for life science, human diagnostic and semiconductor companies. Mr. Hinckley is a director of Advanced Molecular Systems, Inc.

     MR. BALAKRISHNAN S. IYER, age 37, joined the Company in April 1993 as Vice President and Controller. From July 1992 until joining VLSI, Mr. Iyer was Corporate Controller for Cypress Semiconductor Corporation, a semiconductor manufacturer. From August 1988 until July 1991, Mr. Iyer was Group Controller at Advanced Micro Devices, Inc., a semiconductor manufacturer.

     MR. L. DON MAULSBY, age 42, was elected Vice President, Worldwide Sales and Technology Center Operations, in November 1992. Mr. Maulsby joined the Company in 1988 as a Regional Sales Manager.

Mr. Maulsby was Area Sales Manager from January 1989 to September 1990. From September 1990 to August 1991, Mr. Maulsby was Vice President, Central U.S. Business Unit; and from August 1991 to November 1992, Vice President, North American Sales and Technology Center Operations.

     MR. DIETER J. MEZGER, age 50, has been President of the Company's subsidiary, COMPASS Design Automation, Inc., since its formation in February 1991. Since July 1990, Mr. Mezger has also been Senior Vice President of the Company. He joined the Company in 1984 as Director and General Manager of the Company's European operations. From December 1988 until March 1991, he was President of VLSI Technology Europe.

     MR. THOMAS F. MULVANEY, ESQ., age 45, was elected Vice President and Secretary of the Company in July 1990. Mr. Mulvaney joined the Company in May 1990 as the Company's General Counsel, in which capacity he continues to serve. Prior to joining the Company, he was employed at CP National Corporation ("CPN"), a telecommunications concern, from 1981 to May 1990, as Vice President and General Counsel. He also served as President and Chief Executive Officer of Control Communications Industries, Inc., CPN's manufacturing entity, from December 1988 to May 1990.

     DR. JAMES R. FIEBIGER, age 52, served as President from February 1988 to August 1993, when he resigned his position with the Company.

     There are no family relationships among the named officers.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)

                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                     1993                         DEC. 25       SEPT. 25     JUNE 26(1)     MAR. 27
- -----------------------------------------------  ----------     --------     ----------     --------
Net revenues...................................   $133,339      $137,341      $127,963      $117,303
Gross profit...................................   $ 58,896      $ 55,734      $ 49,126      $ 38,612
Net income (loss)..............................   $  7,565      $  7,513      $  2,955      $ (2,150)
Net income (loss) per share....................   $    .21      $    .21      $    .09      $   (.06)
Market price(2) High...........................   $ 18 5/8      $ 18 5/8      $  8 7/8      $  8 7/8
                  Low..........................   $  9 3/4      $  9 1/2      $  6 1/2      $  6 3/4

                     1992                        DEC. 26(3)     SEPT. 26      JUNE 27       MAR. 28
- -----------------------------------------------  ----------     --------     ----------     --------
Net revenues...................................   $114,676      $104,886      $104,133      $104,803
Gross profit(4)................................   $ 40,664      $ 37,321      $ 33,868      $ 38,147
Net income (loss)..............................   $(25,441)     $ (3,047)     $ (3,954)     $    225
Net income (loss) per share....................   $   (.77)     $   (.10)     $   (.15)     $    .01
Market price(2) High...........................   $      8      $  8 1/2      $  9 1/8      $     10
                  Low..........................   $      7      $  6 1/8      $  6 7/8      $  7 1/2

- ---------------

(1) Included in operations for the second quarter of 1993 is a special charge of $1.0 million, representing a charge for purchased in-process research and development relating to the acqusition of certain assets and development efforts. See Note 6 of Notes to Consolidated Financial Statements.

(2) The Company's Common Stock is traded on the NASDAQ National Market System under the symbol VLSI. The prices per common share represent the highest and lowest closing prices for VLSI's Common Stock in the NASDAQ National Market System during each quarter. On February 25, 1994, there were approximately 1,636 stockholders of record. The Company has not paid cash dividends and is currently prohibited from doing so. See Note 2 of Notes to Consolidated Financial Statements.

(3) Included in operations for the fourth quarter of 1992 is a special charge of $22.5 million related to the de-emphasis of older technologies, costs of streamlining sales distribution channels, costs of relocating certain offices, write-downs of non-performing assets and costs associated with intellectual property matters. See Note 6 of Notes to Consolidated Financial Statements.

(4) See Note 1 of Notes to Consolidated Financial Statements.

     Subsequent to 1993 fiscal year end, all outstanding shares of the Company's Series B Common Stock, $.01 par value per share ("Junior Common Stock"), a series of Common Shares, automatically converted into shares of Common Stock on a one-for-one basis. Such automatic conversion was triggered by the Company's attainment of certain revenue and pre-tax income milestones specified in the Company's Certificate of Incorporation, as amended. Accordingly, there were no shares of Junior Common Stock outstanding as of March 11, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

                              FINANCIAL HIGHLIGHTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      1993(1)      1992(2)        1991       1990(3)        1989
                                      --------     --------     --------     --------     --------
Net revenues........................  $515,946     $428,498     $413,376     $324,828     $288,483
Operating income (loss).............  $ 27,082     $(19,282)    $ 23,173     $ (6,062)    $  5,385
Net income (loss)...................  $ 15,883     $(32,217)    $  9,873     $(12,740)    $    506
Net income (loss) per share.........  $    .45     $  (1.12)    $    .37     $   (.52)    $    .02
Research and development as a
  percentage of net revenues........      16.2%        16.2%        14.0%        16.5%        17.0%
Capital expenditures................  $ 71,615     $ 40,123     $ 55,432     $ 54,882     $ 54,973
Cash, cash equivalents and liquid
  investments.......................  $ 72,636     $ 69,674     $ 48,018     $ 35,230     $ 55,447
Working capital.....................  $114,423     $102,149     $ 76,127     $ 65,960     $ 72,466
Long-term debt and non-current
  capital lease obligations.........  $ 85,855     $ 83,178     $ 92,633     $ 89,277     $ 84,946
Stockholders' equity................  $212,508     $185,008     $161,628     $147,110     $155,099
Total assets........................  $412,223     $368,208     $364,018     $327,340     $317,530
Employees...........................     2,659        2,379        2,315        2,087        1,988

- ---------------

1. Included in operations for the second quarter of 1993 is a special charge of $1.0 million, representing a charge for purchased in-process research and development relating to the acquisition of certain assets and development efforts. See Note 6 of Notes to Consolidated Financial Statements.

2. Included in operations for the fourth quarter of 1992 is a special charge of $22.5 million related to the de-emphasis of older technologies, costs of streamlining sales distribution channels, costs of relocating certain offices, write-downs of non-performing assets and costs associated with intellectual property matters. See Note 6 of Notes to Consolidated Financial Statements.

3. Included in operations for the third quarter of 1990 is a charge of $12.8 million, reflecting the estimated cost of corporate reorganization related to exiting the memory business.

     The Company has never paid any cash dividends and is currently prohibited from doing so.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     VLSI recorded net income of $15.9 million on net revenues of $515.9 million in 1993, compared to a net loss of $32.2 million on net revenues of $428.5 million in 1992 and net income of $9.9 million on net revenues of $413.4 million in 1991. In 1993, the Company experienced growth in product shipments which, when combined with gross margin improvements, returned the Company to profitability after the first quarter. Improved operating results during 1993 reflect revenue growth, improved gross margins, more efficient utilization of manufacturing capacity and enhanced yields. A major cause of the net loss in 1992 was a special charge of $22.5 million in the fourth quarter related to the de-emphasis of older technologies, costs of streamlining sales distribution channels, costs of relocating certain offices, write-downs of non-performing assets and costs associated with intellectual property matters. Net income in 1991 reflected high unit volumes, primarily for the TOPCAT(TM) chip set devices.

RESULTS OF OPERATIONS

     VLSI's net revenues for 1993 were $515.9 million, a 20% increase over 1992 net revenues of $428.5 million and 25% over 1991 net revenues of $413.4 million. Net revenues are derived primarily from the sales of Application-Specific Integrated Circuits (ASICs) and Application-Specific Standard Products (ASSPs) through VLSI's Personal Computer Division and VLSI Product Divisions (VPD). VPD serves system manufacturers in the computer, communications, workstation, government, high-performance computer, industrial and consumer markets. VLSI also has a subsidiary, COMPASS Design Automation, Inc. (COMPASS), formed in 1991, focused on developing, marketing and selling Electronic Design Automation
(EDA) software products.

     A major contributor to the 1993 increase in net revenues over 1992 was higher unit sales of VLSI's devices for personal computer applications -- both the X86 and 68000 microprocessor architectures. In addition, average sales prices VLSI realized for X86 chip sets in 1993 did not decline as rapidly as in prior periods due to increased chip set functionality, increased demand for X86 chip sets, reduced competition (as several of the Company's competitors had dropped out of that business) and shifts in customer mix. Due to the historical volatility of X86 chip set average sales prices and overall personal computer demand, past net revenue performance from the personal computer market should not be construed to indicate future net revenue trends. For example, in December 1993, Apple Computer, Inc. (Apple), the Company's largest customer, postponed and in some cases, canceled -- shipments planned for delivery in 1994.

     Net revenues from the personal computer market declined slightly in 1992 from 1991 as a decline in average sales prices for mainstream 386-based chip sets was partially offset by the introduction of new 486-based chip sets, increased volumes supporting Apple's new products and a shift of emphasis away from low-end PC board manufacturers to system manufacturers. Revenues from the personal computer market in 1991 consisted primarily of 386-based and 68000-based products.

     Other silicon net revenues grew in 1993 from 1992 and 1991, due to higher unit volume on 0.8-micron designs. This net revenue growth primarily reflects increased sales in wireless and networking communications applications. Other high-end computing applications exhibited flat to declining net revenues in 1993 from 1992, while the Company's net revenues from workstation applications have increased. COMPASS' 1993 net revenues increased from 1992 net revenue levels, which were higher than 1991 net revenues.

     International net revenues (including export sales) have increased at a faster rate than domestic net revenues for the second year in a row. International net revenues were 50% of net revenues in 1993, compared to 45% in 1992 and 43% in 1991. Export sales, predominantly PC chip sets to the Asia-Pacific region, increased 54% over 1992 levels, which were 23% higher than 1991 export levels. European net revenues increased 24% in 1993 over 1992, versus 8% in 1992 over 1991 levels. The consecutive annual increase in European and Asia-Pacific net revenues reflects major OEM orders shifting from domestic to overseas manufacturing facilities, as well as revenue strength from wireless applications in Europe.

     Gross margins as a percentage of net revenues improved to 39% in 1993, compared to 35% in 1992 and 37% in 1991. The improvement in 1993 reflects the effect of a reduction in the rate of decline of X86 chip set average sales prices, favorable changes in product mix and improved manufacturing performance. The 1993 improvements in manufacturing performance are primarily attributable to more efficient utilization of internal capacity, higher wafer yields and declines in assembly cost for a high volume package. Gross margins have also improved due to the ongoing implementation of 0.8-micron process technologies. The implementation of new process technologies typically results in products that have higher gross margins than are realized when the technology becomes widely available. The gross margin percentage decline in 1992 from 1991 reflects continuing competitive price pressures on ASSPs, partially offset by higher gross margins on certain ASIC products, the benefits obtained through a continuing shift to 0.8-micron processes and improvements in production and yields.

     Future gross margins will vary with the general condition of the economy, customer acceptance of new technologies and products, shifts in product mix and the success of ongoing manufacturing cost reduction activities. The Company currently anticipates a decline in gross margins during the first half of 1994 from the second half of 1993 as it commences volume shipments of devices for the portable computer market which will initially have low gross margins. The Company is implementing die size reduction programs, but does not expect improved gross margins on these products until the second half of 1994. No assurance can be given that these die size reduction programs will be successful or that, if successful, gross margins on these products will actually improve as a result.

     Increases in research and development (R&D) expense in 1993 over 1992 and 1991 reflect additional expenditures for the development of new products for desktop and handheld personal computer devices, communications devices and for the EDA market. Significant amounts were expended in 1993 in support of the joint development effort in portable and handheld products related to the agreement with Intel Corporation (Intel) signed in 1992 (see Note 5 of Notes to Consolidated Financial Statements). Results of this effort include the 1993 introduction and initial samples of the Polar(TM) chip set, intended to serve the handheld marketplace. The Company has another ongoing development effort in association with Intel for the development of a 486-based product for the handheld market. As discussed in "Factors Affecting Future Results," there can be no assurance that these development efforts will be financially successful.

     R&D expense in 1993 as a percentage of net revenues was consistent with the 1992 level of 16%, but above the 1991 level of 14%. 1992 expenses focused on software, library and new device product development efforts, as well as process technology development efforts in the 0.6-micron architecture that were continued in 1993. R&D expenses include customer-funded development (see Note 1 of Notes to Consolidated Financial Statements). Typically, the intellectual property associated with such development is owned by the customer contracting for the development. Company-funded R&D in the years 1993, 1992 and 1991 was in the range of 10% to 13% of net revenues and is expected to rise slightly in 1994.

     Marketing, general and administrative costs have increased in each of the three years ending in 1993. In 1993, the Company continued to monitor the ratio of marketing, general and administrative costs to net revenues. In 1993, the strength of the dollar against European currencies provided a decreased expense level in dollar spending terms. Both R&D and marketing, general and administrative expenses were adversely affected in 1992 by the weakness of the
U. S. dollar in relation to foreign exchange rates, resulting in increased reported expenses after translation.

     In the second quarter of 1993, VLSI recorded a $1.0 million special charge for purchased in-process research and development associated with an asset acquisition by COMPASS. During the fourth quarter of 1992, following a review of its operations, the Company recorded a special charge of $22.5 million, reflecting actions and decisions in the quarter regarding the de-emphasis of older technologies, costs of streamlining sales distribution channels, costs of relocating certain offices, write-downs of non-performing assets and costs associated with intellectual property matters. Specifically, the Company terminated a sales representative, resulting in a one-time termination payment, discontinued certain subcontracted manufacturing and design projects, and approved a plan to relocate certain international and domestic sales offices. Based on this review and certain decisions by the Company in connection with such restructuring activities, the Company determined that there were certain non-performing manufacturing and technology assets that needed to be written down to their net realizable value. Finally, costs associated with the ongoing litigation with Texas Instruments Incorporated
(TI) were estimated in conjunction with settlement negotiations with TI, which were conducted for the first time during the fourth quarter of 1992. The special charge affected results of operations for the fourth quarter of 1992 significantly, but did not have a material effect on 1993 and is not expected to have a material effect on future operations as there has been no change in management's original estimates. The Company's 1993 liquidity and capital resources were affected by cash paid for the sales representative termination, subcontractor manufacturing payments and office relocation expenses. Liquidity in 1994 will not be materially affected by the remaining office relocation expenses. The effect of the TI litigation on liquidity and capital resources cannot be determined at this time. Also see "Factors Affecting Future Results" below and Notes 4 and 6 of Notes to Consolidated Financial Statements.

     Interest income and other expenses, net, in 1993 reflect the impact of higher average cash balances on which the Company earned interest during 1993 over 1992 and a decrease in overall litigation and foreign currency transaction costs. The higher cash balances are a result of the sale of $50 million in equity to Intel in the third quarter of 1992. Litigation costs in 1993, 1992 and 1991 reflect accruals for the TI litigation (see Notes 1 and 4 of Notes to Consolidated Financial Statements). The Company expects the TI litigation to be adjudicated in 1994. As VLSI has accrued costs associated with intellectual property matters in conjunction with the 1992 special charge, the Company does not anticipate that the adjudication of the TI litigation will increase expenses in 1994. VLSI's foreign exchange gain was minimal in 1993, compared to net foreign exchange losses of $0.5 million and $2.0 million in 1992 and 1991, respectively. Foreign exchange losses for 1992 and 1991 primarily reflect unfavorable fluctuations in European currencies. Interest expense decreased $1.0 million in 1993 from 1992 and $0.2 million in 1992 from 1991 levels, mainly due to the timing of new equipment financing agreements and the overall decline in interest rates over the three-year period.

     The 1993 income tax provision of $4.6 million (22.6% of pre-tax income) reflects the benefit of operating loss and credit carryforwards from prior years. The Company was able to utilize only a portion of its U.S. credit carryforwards in 1993 due to alternative minimum tax limitations. The provision for income taxes for 1992 primarily consists of taxes on foreign income. The 1991 provision for taxes on income was $2.9 million (22.7% of pre-tax income), reflecting the benefit of U.S. tax credits. The Company notes that its effective tax rate increased in the fourth quarter of 1993, due to increased foreign withholding taxes. The effective tax rate may increase in 1994, dependent on the overall profitability of the Company, the Company's income in certain foreign countries and the Company's ability to use its remaining net operating loss and credit carryforwards. As discussed in Note 1 of Notes to Consolidated Financial Statements, the effect of VLSI's adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", in 1993 was not material.

FACTORS AFFECTING FUTURE RESULTS

     Historically, the semiconductor manufacturing industry has been characterized by shortening product life cycles, continuous evolution of process technology, high fixed costs and additions of manufacturing capacity in large increments. Net revenues from semiconductor device sales are generated after a significant investment for the design and manufacturing of devices. In addition, advances in semiconductor design and manufacturing technology have resulted in declining average sales prices for a typical product over its life cycle, as alternative and next-generation solutions become available. In order to maintain profit margins in this environment, semiconductor manufacturers must introduce new products and new manufacturing processes and seek to lower costs through programs to reduce die sizes, increase manufacturing capacity utilization and improve manufacturing yields.

     The Company believes that its future operating results will be subject to the factors described above. Additional factors that may affect VLSI include the cyclical nature of both the semiconductor industry in general and the markets addressed by the Company's products in particular, competitive factors, changes in product mix, fluctuations in manufacturing yields, the availability and extent of utilization of manufacturing capacity and the Company's ability to develop and implement new technologies. The Company expects to continue to invest in the research and development of new products for all market segments in 1994, although there can be no assurance that such new products will be successful. In addition, in circumstances where the Company is operating at less than full capacity or has targeted a market segment as a long-term strategic focus, the Company may choose, in the face of severe pricing pressure, to manufacture products at low or no profitability.

     During 1993, 1992 and 1991, VLSI's top 20 customers represented approximately 68%, 57% and 56%, respectively, of the Company's net revenues. As a result of this concentration of its customer base, loss of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company s results of operations. For example, in the fourth quarter of 1993, Apple, which accounted for 19% of 1993 net revenues, postponed and, in certain cases, canceled $20 million of shipments planned for delivery in 1994, adversely impacting the anticipated results of operations for the first half of 1994.

     Current material pending litigation and contingencies are set forth in Note 4 of Notes to Consolidated Financial Statements. While the Company cannot accurately predict the eventual outcome of these or any other such matters, management believes the eventual outcome will not result in a material adverse effect on VLSI's consolidated financial position or results of operations. An unfavorable outcome could have an adverse effect on VLSI's future operations and/or liquidity and could be material to any particular quarter's results of operations. Additionally, the ongoing effort of defending the Company against lawsuits utilizes cash and management resources.

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company's San Jose, California facilities are located near recently developed residential areas, which could increase the incidence of environmental complaints or investigations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Although the Company is not aware of any failure by it to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations, any such failure could subject VLSI to substantial liability or could cause its manufacturing operations to be suspended. Such liability or suspension of manufacturing operations could have a material adverse effect on the Company's operating results.

     The Company's San Jose facility, which includes manufacturing, COMPASS, VPD Marketing and corporate support services such as its computer center, technology development, primary shipping location and a major design center, is located near earthquake faults. Should an earthquake cause an interruption in operations, operating results would be materially adversely affected.

     Because of the foregoing factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, the Company's participation in a highly dynamic industry often results in significant volatility of the Company's common stock price.

     The Company must adopt Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), in fiscal 1994. Adoption of FAS 115 will not have a material effect on the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     VLSI typically uses cash generated by operations and sales of common stock to pay debt and lease obligations as they become due and to purchase capital equipment needed for sub-micron semiconductor engineering and manufacturing.

     At December 25, 1993, total cash and cash equivalents were $41.5 million, as compared to $69.7 million at December 26, 1992. This change primarily reflects the purchase of liquid investments of $31.1 million having maturities of greater than 90 days but less than one year. Other factors affecting total cash and cash equivalents include profitable 1993 operations and new loan and lease financing offset by purchases of fixed assets, increasing inventory levels to support higher revenues and payments on debt and capital lease obligations, including a $3.5 million payoff of the Industrial Development Revenue Bond obligation in November 1993. At year-end 1992, total cash and cash equivalents had increased $21.7 million from year-end 1991, primarily reflecting the $50 million equity investment by Intel, as described in Note 5 of Notes to Consolidated Financial Statements, offset by a $23 million reduction in short-term borrowings. VLSI increased cash and cash equivalents through operations and the sale of liquid investments in 1991, while keeping capital expenditures and financing payments comparable with prior-year levels. The net effect of the above factors was that working capital increased to $114.4 million at December 25, 1993, compared to $102.1 million at December 26, 1992.

     Cash generated from operations was $64.4 million, $40.4 million and $56.8 million in 1993, 1992 and 1991, respectively. The significant differences among the years resulted from the net loss incurred in 1992 before the special charge of $22.5 million. Accounts receivable decreased $2.8 million in 1993 compared to 1992, as opposed to an increase of $6.5 million in 1992 from 1991. The 1993 decrease reflects strong collections activity and improved sales linearity in the last quarter of 1993. Year-end 1992 accounts receivable levels increased primarily due to the growth in net revenues in the fourth quarter of 1992 compared to the fourth quarter of 1991. Year-end 1993 inventory increased over 1992 for standard products built during the fourth quarter for anticipated demand. Lower inventories at the end of 1992 versus year-end 1993 and 1991 levels reflect increased customer demand at the end of 1992. In 1993, accounts payable and accrued liabilities increased $11.8 million over 1992, primarily due to increases in accrued compensation and benefits and taxes payable. The 1992 increase in accounts payable and accrued liabilities of $0.5 million over 1991 supported increases in accounts receivable. The reserve for special charge decreased for payments made in 1993 against obligations identified in the 1992 special charge. Sequential increases in deferred income over the three-year period primarily reflect increased postcontract customer support software revenues.

     Cash used for investing activities was $84.1 million, $31.1 million and $13.8 million in 1993, 1992 and 1991, respectively. The major use of cash in each of the three years was for investment in property, plant and equipment. In 1993, the Company used cash for net purchases of liquid investments, while in 1991, the Company generated cash through net sales of liquid investments.

     VLSI invested $71.6 million in property, plant and equipment during 1993, compared to $40.1 million in 1992 and $55.4 million in 1991. A significant portion of the 1993 investment was used to upgrade manufacturing facilities to a 0.8-micron wafer fabrication process and to purchase equipment for research into more complex designs in the 0.6-micron geometry. A significant portion of 1992 capital expenditures was used to upgrade manufacturing facilities to 1.0- and 0.8-micron wafer fabrication processes and to purchase equipment for research into more complex designs. Capital expenditures in 1991 reflect acquisition of equipment for advanced CMOS technology and for increasing 1.0-micron and submicron wafer fabrication production and associated sort and test capacity.

     VLSI currently anticipates that capital expenditures for 1994 will approximate $100 million, significant portions of which will be for additional 0.8-micron and new 0.6-micron wafer fabrication capacity, additional sort and test capacity, packaging options and research equipment. Of such planned capital expenditures, the level of which could change as necessary during the year, the Company had outstanding commitments for purchases of equipment of approximately $22.3 million at December 25, 1993.

     Cash flow associated with financing activities reflects the generation of cash of $12.4 million in 1992, and the use of cash of $8.5 million and $9.9 million in 1993 and 1991, respectively. The principal components of financing activities are payments on debt and capital lease obligations, short-term financing and sales of common stock. In August 1992, Intel invested $49.4 million, net of issuance costs, to purchase VLSI common stock and a warrant. During the three years ended December 25, 1993, VLSI's only other financings were through equipment leases, equipment loans and employee stock plans. Cash generated by employee stock purchase and stock option plans increased in 1993 over prior years, as a result of higher stock prices during the third quarter, which resulted in a substantial increase in the exercise of employee stock options. Proceeds from the employee stock purchase and stock option plans also increased in 1992 over 1991. In 1991, VLSI increased short-term borrowings, while in 1992 all short-term borrowings were repaid after VLSI received the proceeds from the equity investment by Intel.

     During 1993, the Company filed a registration statement with the Securities and Exchange Commission for an anticipated public offering of common stock. The offering was postponed during the fourth quarter due to unfavorable fluctuations in the stock price and has not been consummated.

     VLSI believes that its present capital resources, along with cash flows from 1994 operations and other sources of financing, will be sufficient to meet its operating and capital expenditure needs through 1994. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, as well as equity or debt financing based on market conditions. As of February 25, 1994, VLSI had $14.2 million in available and unused credit and equipment financing arrangements.

                             VLSI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 25, 1993

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The chart entitled "Financial Information by Quarter (Unaudited)" contained in Item 5 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

                             VLSI TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements Included in Item 8:

                                                                                         PAGE
                                                                                         ----
Report of Ernst & Young, Independent Auditors..........................................   25
Consolidated Statements of Operations for each of the three years in the period ended
  December 25, 1993....................................................................   26
Consolidated Statements of Stockholders' Equity for each of the three years in the
  period ended December 25, 1993.......................................................   27
Consolidated Balance Sheets at December 25, 1993 and December 26, 1992.................   28
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 25, 1993....................................................................   29
Notes to Consolidated Financial Statements.............................................   30
Consent of Ernst & Young, Independent Auditors.........................................   49
Schedules for each of the three years in the period ended December 25, 1993 included in Item 14(d):
  I     Marketable Securities -- Other Investments.....................................  S-1
  II    Amounts Receivable from Related Parties and Underwriters, Promoters and Employees other than Related Parties.......................................  S-2
  V     Property, Plant and Equipment..................................................  S-3
  VI    Accumulated Depreciation and Amortization of Plant and Equipment...............  S-4
  VIII  Valuation and Qualifying Accounts and Reserves.................................  S-5
  IX    Short-Term Borrowings..........................................................  S-6
  X     Supplementary Income Statement Information.....................................  S-7

Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                 REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
VLSI Technology, Inc.

We have audited the accompanying consolidated balance sheets of VLSI Technology, Inc. as of December 25, 1993 and December 26, 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 25, 1993. Our audits also included the financial statement schedules listed in the index at item 14(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VLSI Technology, Inc. at December 25, 1993 and December 26, 1992, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                                   Ernst & Young

San Jose, California
January 19, 1993

                             VLSI TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE YEARS ENDED DECEMBER 25,
                                                                            1993
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
Net revenues...............................................  $515,946     $428,498     $413,376
Cost of sales(1)...........................................   313,578      278,498      260,727
                                                             --------     --------     --------
Gross profit...............................................   202,368      150,000      152,649
Operating expenses:
  Research and development.................................    83,826       69,530       57,990
  Marketing, general and administrative....................    90,452       77,252       71,486
  Special charges..........................................     1,008       22,500           --
                                                             --------     --------     --------
Operating income (loss)....................................    27,082      (19,282)      23,173
Interest income and other expenses, net....................     1,512       (3,282)      (1,161)
Interest expense...........................................    (8,063)      (9,053)      (9,234)
                                                             --------     --------     --------
Income (loss) before provision for taxes on income.........    20,531      (31,617)      12,778
Provision for taxes on income..............................     4,648          600        2,905
                                                             --------     --------     --------
Net income (loss)..........................................  $ 15,883     $(32,217)    $  9,873
                                                             --------     --------     --------
                                                             --------     --------     --------
Net income (loss) per share................................  $   0.45     $  (1.12)    $    .37
                                                             --------     --------     --------
                                                             --------     --------     --------
Weighted average common and common equivalent shares
  outstanding..............................................    35,276       28,865       26,657
                                                             --------     --------     --------
                                                             --------     --------     --------

- ---------------

(1) See Note 9 for related party disclosures.

See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  (THOUSANDS)

                                                     THREE YEARS ENDED DECEMBER 25, 1993
                                 ----------------------------------------------------------------------------
                                                                    RETAINED
                                   COMMON SHARES     ADDITIONAL     EARNINGS     STOCKHOLDERS'      TOTAL
                                 -----------------    PAID-IN     (ACCUMULATED       NOTES       STOCKHOLDERS'
                                 SHARES     AMOUNT    CAPITAL       DEFICIT)      RECEIVABLE        EQUITY
                                 ------     ------   ----------   ------------   -------------   ------------
BALANCES AT DECEMBER 29,
  1990.........................  25,106      $251     $ 149,256     $ (2,075)        $(322)        $147,110
                                 ------     -----     ---------     ---------        ------        ---------
Issuance of Common Shares
  under:
  Employee stock purchase
     plan......................     837         8         2,064           --            --            2,072
  Stock option plan............     549         6         2,567           --            --            2,573
Net income.....................      --        --            --        9,873            --            9,873
                                 ------     -----     ---------     ---------        ------        ---------
BALANCES AT DECEMBER 28,
  1991.........................  26,492       265       153,887        7,798          (322)         161,628
                                 ------     -----     ---------     ---------        ------        ---------
Issuance of Common Shares
  under:
  Employee stock purchase
     plan......................     914         9         3,185           --            --            3,194
  Stock option plans, including
     related tax benefits......     540         5         3,045           --            --            3,050
Issuance of Common Shares and
  Warrant to Intel, net of
  issuance costs...............   5,355        54        49,299           --            --           49,353
Net loss.......................      --        --            --      (32,217)           --          (32,217)
                                 ------     -----     ---------     ---------        ------        ---------
BALANCES AT DECEMBER 26,
  1992.........................  33,301       333       209,416      (24,419)         (322)         185,008
                                 ------     -----     ---------     ---------        ------        ---------
Issuance of Common Shares
  under:
  Employee stock purchase
     plan......................     766         8         3,934           --            --            3,942
  Stock option plans, including
     related tax benefits......   1,189        12         7,663           --            --            7,675
Net income.....................      --        --            --       15,883            --           15,883
                                 ------     -----     ---------     ---------        ------        ---------
BALANCES AT DECEMBER 25,
  1993.........................  35,256      $353     $ 221,013     $ (8,536)        $(322)        $212,508
                                 ------     -----     ---------     ---------        ------        ---------
                                 ------     -----     ---------     ---------        ------        ---------

See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                           DECEMBER 25,   DECEMBER 26,
                                                                               1993           1992
                                                                           ------------   ------------
Current assets:
  Cash and cash equivalents...............................................   $ 41,536       $ 69,674
  Liquid investments......................................................     31,100             --
  Accounts receivable, net of allowance for doubtful accounts and customer
    returns of $2,250 ($2,383 in 1992)....................................     70,666         73,492
  Inventories:
    Raw materials.........................................................      8,831          8,339
    Work-in-process.......................................................     39,178         34,575
    Finished goods........................................................     14,103          9,922
                                                                           ------------   ------------
  Total inventories.......................................................     62,112         52,836
  Deferred and refundable income taxes....................................     11,966             --
  Prepaid expenses and other current assets...............................      5,066          6,169
                                                                           ------------   ------------
         Total current assets.............................................    222,446        202,171
                                                                           ------------   ------------
Property, plant and equipment:
  Land....................................................................      9,187          9,187
  Buildings and leasehold improvements....................................     61,265         54,956
  Machinery and equipment.................................................    280,394        224,469
  Assets leased under capital leases......................................     61,847         57,042
  Construction in progress................................................         --          3,287
                                                                           ------------   ------------
                                                                              412,693        348,941
  Accumulated depreciation and amortization...............................   (228,767)      (188,136)
                                                                           ------------   ------------
    Net property, plant and equipment.....................................    183,926        160,805
Other assets..............................................................      5,851          5,232
                                                                           ------------   ------------
                                                                             $412,223       $368,208
                                                                           ------------   ------------
                                                                           ------------   ------------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................   $ 39,446       $ 39,178
  Accrued compensation and benefits.......................................     15,762          9,901
  Deferred income.........................................................      9,121          7,774
  Reserve for special charges.............................................      7,866         11,881
  Other accrued liabilities...............................................     21,222         15,581
  Current capital lease obligations.......................................      8,314          8,518
  Current portion of long-term debt.......................................      6,292          7,189
                                                                           ------------   ------------
         Total current liabilities........................................    108,023        100,022
                                                                           ------------   ------------
Non-current capital lease obligations.....................................     10,944         10,771
Long-term debt............................................................     74,911         72,407
Deferred income taxes.....................................................      5,837             --
Commitments and contingencies
Stockholders' equity:
  Preferred Shares, $.01 par value; 2,000 shares authorized...............         --             --
  Common Stock, $.01 par value; 54,000 shares authorized, 35,089 shares
    issued and outstanding in 1993 (33,134 in 1992).......................        351            331
  Junior Common Stock, $.01 par value; 1,000 shares authorized, 167 shares
    issued and outstanding in 1993 and 1992...............................          2              2
  Additional paid-in capital..............................................    221,013        209,416
  Accumulated deficit.....................................................     (8,536)       (24,419)
  Stockholders' notes receivable..........................................       (322)          (322)
                                                                           ------------   ------------
         Total stockholders' equity.......................................    212,508        185,008
                                                                           ------------   ------------
                                                                             $412,223       $368,208
                                                                           ------------   ------------
                                                                           ------------   ------------

See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (THOUSANDS)

                                                               THREE YEARS ENDED DECEMBER 25,
                                                                            1993
                                                             ----------------------------------
                                                               1993         1992         1991
                                                             --------     --------     --------
Increase (decrease) in cash and cash equivalents
Operating activities:
Net income (loss)........................................    $ 15,883     $(32,217)    $  9,873
Adjustments to reconcile net income (loss) to cash
  generated by operations:
  Depreciation and amortization..........................      49,500       47,022       48,364
  Deferred income taxes..................................       5,837           --           --
  Special charges........................................       1,008       22,500           --
  Changes in operating assets and liabilities:
     Accounts receivable.................................       2,826       (6,901)      (5,548)
     Inventories.........................................     (10,397)      14,335      (10,273)
     Deferred and refundable income taxes................     (11,966)          --           --
     Accounts payable, accrued liabilities and deferred
       income............................................      10,984          484       14,088
     Other...............................................         740       (4,807)         289
                                                             --------     --------     --------
          Cash generated by operations...................      64,415       40,416       56,793
                                                             --------     --------     --------
Investing activities:
  Purchases of liquid investments........................     (53,109)      (4,955)          --
  Proceeds from sale of liquid investments...............      22,009        4,955       20,309
  Purchases of property, plant and equipment.............     (51,824)     (30,937)     (32,812)
  Other..................................................      (1,145)        (225)      (1,290)
                                                             --------     --------     --------
          Net cash flow used for investing activities....     (84,069)     (31,162)     (13,793)
                                                             --------     --------     --------
Financing activities:
  Increase (decrease) in bank borrowings.................          --      (23,000)         672
  Payments on debt and capital lease obligations.........     (18,421)     (19,595)     (15,220)
  Issuance of Common Shares and Warrant, net of issuance
     costs...............................................       9,937       54,997        4,645
                                                             --------     --------     --------
          Net cash flow provided by (used for) financing
            activities...................................      (8,484)      12,402       (9,903)
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.....     (28,138)      21,656       33,097
Cash and cash equivalents, beginning of period...........      69,674       48,018       14,921
                                                             --------     --------     --------
Cash and cash equivalents, end of period.................    $ 41,536     $ 69,674     $ 48,018
                                                             --------     --------     --------
                                                             --------     --------     --------
Supplemental disclosure:
  Cash outflows for property, plant and equipment........    $ 51,824     $ 30,937     $ 32,812
     Add: Secured equipment loans........................      11,651        9,186       19,250
     Add: Capital lease obligations incurred.............       8,140           --        3,370
                                                             --------     --------     --------
       Property, plant and equipment additions...........    $ 71,615     $ 40,123     $ 55,432
                                                             --------     --------     --------
                                                             --------     --------     --------
  Interest paid..........................................    $  8,319     $  8,702     $  8,944
  Income taxes paid, net.................................    $  3,889     $  1,205     $  2,618
                                                             --------     --------     --------
                                                             --------     --------     --------

See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 25, 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

     The consolidated financial statements include the accounts of VLSI Technology, Inc. (VLSI or the Company) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  Fiscal year

     The Company's fiscal year ends on the last Saturday in December. Fiscal years 1993, 1992 and 1991 ended December 25, 26 and 28, respectively. All fiscal years consisted of 52 weeks.

  Cash equivalents and liquid investments

     Cash equivalents reflect highly liquid short-term investments with maturities at date of purchase of three months or less. These investments are readily convertible to known amounts of cash, while investments with maturities of between three and twelve months are considered liquid investments.

     Liquid investments consist of commercial paper and are valued at fair value, which approximates market.

  Inventories

     Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates average cost on a FIFO basis); market is based upon estimated net realizable value.

  Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes. Assets leased under capitalized leases are recorded at the present value of the lease obligations and amortized on a straight-line basis over the lease term.

  Capitalization of software development costs

     Capitalization of software costs begins when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using (a) the straight-line method based on the estimated economic life of each product (not to exceed two years), or (b) the ratio of each product's current gross revenue for that product to the total of current and anticipated gross revenue for that product, whichever is greater. Software development costs of $0.8 million, $0.2 million and $1.3 million were capitalized in 1993, 1992 and 1991, respectively, of which $0.8 million, $0.5 million and $0.1 million were amortized to cost of sales in 1993, 1992 and 1991, respectively.

  Revenues

     Revenues from silicon product sales to customers other than distributors are recognized upon shipment. Certain sales made to distributors are under agreements allowing the right of return and price protection on merchandise not sold by the distributors. Accordingly, the Company defers recognition of revenue and profit until the merchandise is sold by the distributors.

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

     Revenues associated with software system sales and software licenses are generally recognized at the time of shipment. Postcontract customer support revenues are recognized ratably over the term of the related agreements. Training and consulting revenues are recognized as the related services are performed.

     Revenues relating to the licensing of technology are generally recognized when the significant contractual obligations have been fulfilled and the fees are billable.

     Net revenues include design and engineering revenues of approximately $30.5 million in 1993, $32.9 million in 1992 and $33.7 million in 1991. Related costs, which approximate the revenues, are included either in cost of sales or research and development, depending on the nature of such revenues.

  Translation of foreign currencies

     VLSI translates accounts denominated in foreign currencies using the respective local subsidiary currency as the functional currency. Thus, results from foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. In 1993, net foreign currency transaction gains included in interest income and other expenses, net, were not material, while in 1992 and 1991, net foreign currency transaction losses were $532,000 and $1,972,000, respectively. Foreign translation gains and losses and the effect of foreign currency exchange rate fluctuations on cash flows in all years have not been material.

  Foreign exchange contracts

     The Company's policy is to hedge all material monetary assets, liabilities and commitments denominated in currencies other than the functional currency of the Company's subsidiaries. This activity is primarily performed using forward contracts, with a lesser amount of currency option use. This policy of hedging is intended to eliminate material monetary exposures on a going-forward basis. No high correlation hedging activities are performed, as all currency risks are hedged with instruments using the same currency. Market value gains and losses on such hedges are offset against foreign exchange gains or losses on the items hedged. At December 25, 1993, VLSI had 1) foreign exchange contracts to sell $9.8 million in foreign currency and buy $6.1 million in foreign currency and 2) cross currency contracts to exchange 27.2 million French francs for Deutsche marks. The contracts matured through January 1994.

  Concentrations of credit risk

     Financial instruments which potentially subject VLSI to concentration of credit risk consist principally of cash equivalents, liquid investments and trade receivables. VLSI places its investments with high-credit-quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. A majority of VLSI's trade receivables are derived from sales to manufacturers of computer systems, with the remainder spread across various other industries. Management believes that any risk of accounting loss is significantly reduced due to the diversity of its products, end customers and geographic sales areas. VLSI performs ongoing credit evaluations of its customers financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

  Fair value disclosures

     The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies:

     Cash, cash equivalents and liquid investments -- The carrying amounts of these items are a reasonable estimate of their fair value.

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

     Debt (See Note 2) -- Quoted market prices of the Company's Convertible Subordinated Debentures are currently available. Interest rates that are currently available to the Company for issuance of debt similar to existing secured equipment loans are used to estimate the fair value of remaining maturities of existing secured equipment loans.

     Foreign currency contracts -- The estimated fair value of foreign currency contracts is based on quoted market prices obtained from dealers.

     The carrying amount and fair value of the Company's financial instruments at December 25, 1993 and December 26, 1992 are as follows:

                                                                           1993
                                                                   ---------------------
                                                                   CARRYING       FAIR
                                                                    AMOUNT        VALUE
                                                                   ---------     -------
                                                                        (THOUSANDS)
        Cash and cash equivalents................................   $ 41,536     $41,536
        Liquid investments.......................................   $ 31,100     $31,100
        Short-term debt..........................................   $  6,292     $ 6,417
        Long-term debt...........................................   $ 74,911     $70,697
        Foreign currency contracts...............................   $     --     $   184

                                                                           1992
                                                                   ---------------------
                                                                   CARRYING       FAIR
                                                                    AMOUNT        VALUE
                                                                   ---------     -------
                                                                        (THOUSANDS)
        Cash and cash equivalents................................   $ 69,674     $69,674
        Short-term debt..........................................   $  7,189     $ 7,469
        Long-term debt...........................................   $ 72,407     $60,596
        Foreign currency contracts...............................   $     --     $    21

     The fair value estimates presented are based on pertinent information available to management as of December 25, 1993 and December 26, 1992, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such dates, and current estimates of fair value may differ significantly from the amounts presented.

     The Company must adopt Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115), in fiscal 1994. Adoption of FAS 115 will not have a material effect on the Company's consolidated financial statements.

  Interest income and other expenses, net

     Interest income and other expenses, net, include costs associated with material litigation, such as that brought by Texas Instruments Incorporated (TI) (see Note 4). Such litigation costs were $0.1 million in 1993, $3.2 million in 1992 and $1.1 million in 1991. Also included in interest income and other expenses, net, in 1992 is $0.9 million associated with a stockholder class action lawsuit settlement regarding alleged violations of federal securities and certain state laws.

  Income taxes

     Effective December 27, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109), for the 1993 fiscal year. Under FAS 109, the liability

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of FAS 109, the Company used the liability method under FAS 96. Under FAS 109, future events can be considered to support recognition of deferred tax assets. Generally, FAS 96 prohibited consideration of any other future events in calculating deferred taxes. The cumulative effect, as well as the current year effect, of the adoption of FAS 109 was not material. As permitted by FAS 109, the Company has elected not to restate the financial statements of any prior years.

  Net income (loss) per share

     Net income (loss) per share is computed using the weighted average number of shares of outstanding Common Stock and dilutive common equivalent shares -- shares issuable under the stock option plans and a warrant and certain rights to maintain a percentage equity ownership held by Intel Corporation (Intel). The Convertible Subordinated Debentures are not included, because the effect would be antidilutive. Fully diluted earnings per share have not been presented, because the amounts would be antidilutive.

  Reclassifications

     Certain prior year amounts previously reported as marketing, general and administrative expense and cost of sales in the Consolidated Statements of Operations have been reclassified among these same categories to conform to the 1993 presentation.

 2. LONG-TERM DEBT

     Total debt at December 25, 1993 and December 26, 1992 consists of the following:

                                                                    1993        1992
                                                                   -------     -------
                                                                       (THOUSANDS)
        Industrial Development Revenue Bonds, retired in November
          1993...................................................  $    --     $ 3,500
        Secured equipment loans, with interest at various rates
          (9.0% weighted average at December 25, 1993), due
          through December 2000..................................   23,703      18,596
        7% Convertible Subordinated Debentures, due 2012.........   57,500      57,500
                                                                   -------     -------
                  Total debt.....................................   81,203      79,596
        Less current portion.....................................    6,292       7,189
                                                                   -------     -------
        Long-term portion........................................  $74,911     $72,407
                                                                   -------     -------
                                                                   -------     -------

     As of December 25, 1993, VLSI had unsecured domestic and foreign uncommitted credit facilities plus committed lease and secured equipment financing aggregating $26.9 million ($15.0 million available at December 25, 1993). Interest on short-term borrowing facilities was based on market rates. Interest on long-term borrowing facilities is at contractual rates based on U.S. Treasury securities.

     Certain secured equipment loans require adherence to certain financial covenants, one of which prohibits payment of cash dividends.

     Interest on the Convertible Subordinated Debentures (Debentures) is payable semi-annually on November 1 and May 1 of each year. The Debentures are convertible into Common Stock of the Company at any time prior to maturity, unless previously redeemed, at a conversion price of $22.00 per share, subject to adjustment under certain conditions. Required annual sinking fund payments commencing May 1, 1998 will

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

retire 70% of the Debentures prior to maturity. At December 25, 1993, the Debentures were redeemable at the Company's option at 102.8% of the principal amount and at diminishing prices thereafter. The Debentures are subordinated in right of payment to senior indebtedness as defined.

     Maturities of debt are as follows: 1994 -- $6.3 million, 1995 -- $5.9 million, 1996 -- $4.3 million, 1997 -- $2.6 million, 1998 -- $4.5 million and thereafter (starting in 1999) -- $57.6 million.

 3. LEASES AND OTHER COMMITMENTS

     Obligations under capital leases represent the present value of future rental payments under various agreements to lease manufacturing equipment. The Company has options to purchase leased assets at the end of the lease terms for their fair market values or at stipulated values up to 30% of original cost. Accumulated amortization of these leased assets was $47.8 million and $42.1 million at December 25, 1993 and December 26, 1992, respectively.

     The Company rents certain equipment and manufacturing and office facilities under operating lease agreements which expire through 2037 and contain renewal options and provisions adjusting the lease payments, based upon changes in the Consumer Price Index or in fixed increments. VLSI is generally responsible for taxes, insurance and utilities under these leases.

     Future minimum lease payments under capital leases, together with the present value of those payments and the aggregate annual rental commitments under noncancelable operating leases as of December 25, 1993, are shown as follows:

                              YEAR ENDING                         CAPITAL      OPERATING
                                DECEMBER                           LEASES        LEASES
                              ------------                        --------     ----------
                                                                        (THOUSANDS)
          1994..................................................  $ 10,106      $  8,392
          1995..................................................     7,886         6,078
          1996..................................................     1,441         5,100
          1997..................................................       908         4,101
          1998..................................................     1,066         3,853
          1999 and thereafter...................................        46        16,408
                                                                  --------     ----------
        Total minimum lease payments............................  $ 21,453      $ 43,932
                                                                               ----------
                                                                               ----------
        Less amount representing interest.......................    (2,195)
                                                                  --------
        Present value of future minimum lease payments..........  $ 19,258
                                                                  --------
                                                                  --------

     Rental expense was approximately $11.8 million in 1993 ($10.7 million in 1992 and $9.2 million in 1991).

  Other commitments

     Commitments for purchase of equipment totaled approximately $22.3 million at December 25, 1993.

 4. LITIGATION AND CONTINGENCIES

     The Company is a named defendant in several lawsuits, including claims for alleged patent infringement in one case and four lawsuits alleging violations of the Securities Exchange Act of 1934, as amended (the 34 Act).

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

     In 1990, patent infringement claims were filed by TI against the Company and four other defendants with the International Trade Commission (ITC) and the U.S. District Court for the Northern District of Texas, Dallas Division (District Court), seeking to preclude importation into the U.S. of, and an injunction against the sale and/or manufacture of, parts using the allegedly protected process and seeking unspecified damages, respectively. During 1991, the Company developed an alternate process and has discontinued use of the allegedly protected process. In February 1992, the ITC determined that the Company infringed the original patented process, but found the newly developed process to be non-infringing. The Court of Appeal, for the Federal Circuit, affirmed the ITC decision in 1993.

     At the request of the District Court, the parties filed Motions for Summary Judgement and responses thereto in January and February 1994, respectively. A trial date has not been set in the District Court case. If the patent infringement is upheld relative to the Company's products that used the old process, damages for past infringement may be assessed. If the newly developed process is found to be infringing and the patent infringement claim is upheld, the Company believes that licenses will be available for a negotiated fee. No assurance can be given that the terms of any offered license will be favorable, or that any patent dispute will be resolved without an adverse effect on the Company. If VLSI is unable to pass any increased costs of manufacturing due to patent license fees on to its customers, VLSI's gross margins would be adversely affected. Should licenses be unavailable, the Company may be required to discontinue its use of certain processes and/or the manufacture and sale of certain of its products. The Company is vigorously defending itself against the TI claims. However, should the ultimate outcome of this matter be unfavorable, VLSI may be required to pay damages and other expenses.

     In addition, in the normal course of business, the Company receives and makes inquiries with regard to other possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

     The 34 Act claims are purported class actions filed against the Company and certain officers and directors in U.S. District Court, Northern District of California, San Jose Division, for alleged violations of federal securities laws. The lawsuits were filed in December 1993. Three of the four claims are identical except for plaintiff names. No trial date has been set. The Company will vigorously defend itself in these matters and management believes these actions, either individually or in the aggregate, should not have a materially adverse impact on its results of operations or financial position.

     While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, should the ultimate outcome of either of these matters be unfavorable, VLSI may be required to pay damages and other expenses.

 5. STOCKHOLDERS EQUITY

     During 1992, the Company amended its certificate of incorporation, increasing the number of authorized shares to 57,000,000 shares of Capital Stock, 55,000,000 shares of which are designated Common Shares and 2,000,0000 shares of which are designated Preferred Shares. The Common Shares are authorized to be issued in series, with the first series designated Common Stock and consisting of 54,000,000 shares. All other series of Common Shares (other than Common Stock) are designated, as a group, Junior Common Stock and consist of 1,000,000 shares. The Board of Directors (Board) has the authority to issue the Preferred Shares and Common Shares in series, the rights, preferences and privileges of which can be determined by the Board without stockholder approval.

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

  Intel Agreements

     On August 25, 1992, Intel invested $50 million in VLSI to acquire 5,355,207 shares of the Company's Common Stock (Intel Shares) plus a warrant (Warrant) to purchase an additional 2,677,604 shares of the Company's Common Stock (Warrant Shares) at $11.69 per share pursuant to the Intel/VLSI Stock and Warrant Purchase Agreement (Equity Agreement). In addition, on July 8, 1992, VLSI and Intel entered into a Technology and Manufacturing Agreement (Technology Agreement). Pursuant to the Technology Agreement, the two companies are working together to manufacture -- with VLSI responsible for designing, marketing and selling -- chips that will enable manufacturers to build handheld computers on the standardized system platform to be developed by the companies.

     The Equity Agreement provides Intel with certain rights, including a right of first refusal upon a proposed sale of corporate control of VLSI, demand registration rights with respect to the Intel Shares and the Warrant Shares, a right of Intel to representation on the VLSI Board, a right for Intel to purchase additional securities (481,924 shares at December 25, 1993) in order to maintain its original percentage equity ownership, a right to initiate a tender offer for VLSI stock under certain circumstances, and a right to respond to a third-party tender offer by making its own tender offer for VLSI stock.

     The Equity Agreement also imposes certain restrictions on Intel, including a limitation on Intel's ability to acquire additional shares of VLSI voting stock (referred to as a standstill), a requirement that Intel vote its VLSI shares in the same proportion as other stockholders on matters submitted to the VLSI stockholders for approval (unless it would be materially adverse to Intel's interest), restrictions on transfer of the Intel Shares, the Warrant and the Warrant Shares and a limited right of first refusal by VLSI upon a proposed transfer of VLSI securities by Intel in certain circumstances following a hostile tender offer.

     The Warrant, which expires in August 1995, contains certain antidilution provisions, including price-based antidilution. In the event that VLSI is acquired (by merger, sale of assets or otherwise) for consideration other than common stock of the acquiring corporation during the three-year term of the Warrant, the warrant-holder is entitled to receive minimum consideration from the acquiring corporation. As of December 25, 1993, such minimum amount was equal to $1.81 per Warrant Share and decreases on a straight-line daily basis over the three-year term of the Warrant to zero. The Warrant does not give the holder any voting rights prior to exercise of the Warrant and issuance of the Warrant Shares.

  Stockholders' Rights Plan

     On August 11, 1992, the Board of Directors approved the adoption of the First Amended and Restated Rights Agreement (Restated Rights Agreement), which replaces the Common Shares Rights Agreement dated as of November 7, 1989 (Prior Rights Agreement) and amends the outstanding rights issued pursuant to the Prior Rights Agreement (Rights). Among other things, the Restated Rights Agreement provides that each Right will now relate to a fraction of a share of Series A Participating Preferred Stock of the Company (a Unit), which is economically equivalent to one share of Common Stock. On August 24, 1992, the Board of Directors further amended the Restated Rights Agreement for the purpose of excepting certain transactions contemplated by the Equity Agreement between the Company and Intel from operation of the Restated Rights Agreement. The Rights can be transferred or exercised (initially at a price of $45 per Unit) only upon the occurrence of certain events involving substantial transfers of ownership of Common Shares. The Rights are redeemable, in whole but not in part, at VLSI's option at $.01 per Right, at any time prior to becoming exercisable and in certain other circumstances. The Rights expire no later than November 7, 1999.

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

  Directors' Stock Option Plan

     At December 25, 1993, non-employee directors held options to purchase 70,000 shares of Common Stock at exercise prices ranging from $6.75 to $8.63 per share, of which 20,000 were exercisable. In addition, 220,000 shares were available for future grant under this Plan. The Board has approved, subject to shareholder approval, various changes to this Plan, including eliminating a limitation on the number of shares that may be granted to directors and extending both the expiration of the Plan from 1996 to 2001 and the term of each future option from five to ten years.

  Employee Stock Purchase Plan

     Under VLSI's Employee Stock Purchase Plan, qualified employees are entitled to purchase shares of Common Stock at 85% of the fair market value at certain specified dates. Of the 6,600,000 shares authorized to be issued under this Plan, 5,117,004 shares have been issued through December 25, 1993.

  Incentive Stock Option Plans

     Employees and consultants may be granted options to purchase shares of VLSI's authorized but unissued Common Stock, as well as certain other awards under the Company's 1992 Stock Plan. Additionally, employees and consultants may exercise options to purchase shares of VLSI Common Stock previously granted under the 1982 Incentive Stock Option Plan. No new options may be granted under the 1982 Incentive Stock Option Plan. Options granted under these Plans may either be incentive stock options or nonstatutory options. All outstanding options have exercise prices equal to the fair market value on the date of grant. Generally, outstanding options expire ten years from date of grant and become exercisable at a rate of 25% per year from date of grant. At December 25, 1993, 828,841 shares were available for grant under the 1992 Stock Plan. This Plan expires in 2002.

     Additional information relative to the Plans is as follows:

                                                                   OUTSTANDING OPTIONS
                                                                 -----------------------
                                                                 NUMBER OF     AGGREGATE
                                                                  SHARES         PRICE
                                                                 ---------     ---------
                                                                       (THOUSANDS)
        Outstanding number of options at:
          December 26, 1992....................................    4,000        $23,358
          December 25, 1993....................................    3,538        $23,174
                                                                 ---------     ---------
                                                                 ---------     ---------
        Options exercisable at:
          December 26, 1992....................................    2,111        $10,244
          December 25, 1993....................................    1,565        $ 8,440
                                                                 ---------     ---------
                                                                 ---------     ---------

     During 1993, VLSI recorded a tax benefit related to options exercised under the Plans, resulting in a $1,680,000 increase in stockholders' equity ($600,000 in 1992).

 6. SPECIAL CHARGES

     The special charge in 1993 of $1.0 million represents a charge for purchased in-process research and development relating to the acquisition of certain assets and development efforts of Open Solutions, Inc. and its subsidiary, CAD Language Systems, Inc., by COMPASS Design Automation, Inc., a Company subsidiary, in June 1993. The acquisition was accounted for as a purchase. Results of operations from the effective date to

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

year-end are included in the statement of operations. The aggregate purchase price totaled $2.4 million, including assumption of liabilities.

     During the fourth quarter of 1992, the Company recorded a special charge of $22.5 million related to the de-emphasis of older technologies, costs of streamlining sales distribution channels, costs of relocating certain offices, write-downs of non-performing assets and costs associated with intellectual property matters.

 7.  EMPLOYEE BENEFIT PLANS

     The Company accrued approximately $3,751,000, $206,000 and $2,140,000 in 1993, 1992 and 1991, respectively, for its Employee Profit Sharing Plan, Executive Performance Incentive Plan and Performance Recognition Plan. The Company's contribution expenses associated with its 401(k) plan were approximately $548,000, $480,000 and $478,000 in 1993, 1992 and 1991,
respectively.

 8.  INCOME TAXES

     The provision for taxes on income is as follows:

                                                                        YEAR ENDED DECEMBER
                                                                    ---------------------------
                                                                     1993      1992       1991
                                                                    ------     -----     ------
                                                                            (THOUSANDS)
Federal:
  Current.........................................................  $4,464     $(269)    $2,567
  Deferred........................................................  (2,400)      423       (897)
                                                                    ------     -----     ------
                                                                     2,064       154      1,670
State:
  Current.........................................................     295        17        822
Foreign:
  Current.........................................................   2,441       494      1,006
  Deferred........................................................    (152)      (65)      (593)
                                                                    ------     -----     ------
                                                                     2,289       429        413
                                                                    ------     -----     ------
Total.............................................................  $4,648     $ 600     $2,905
                                                                    ------     -----     ------
                                                                    ------     -----     ------

     Pre-tax income (loss) from foreign operations was $1.2 million in 1993, $(3.0) million in 1992 and $(1.9) million in 1991.

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

     The provision for taxes reconciles with the amount computed by applying the U.S. statutory rate to income (loss) before provision for taxes as follows:

                                                                     YEAR ENDED DECEMBER
                                                               --------------------------------
                                                                1993         1992        1991
                                                               -------     --------     -------
                                                                          (THOUSANDS)
Income (loss) before provision for taxes.....................  $20,531     $(31,617)    $12,778
U.S. statutory rates.........................................       35%          34%         34%
Computed expected tax (credit)...............................    7,186      (10,750)      4,345
R&D and investment tax credits...............................   (4,572)          --      (1,280)
Valuation of temporary differences...........................      260       10,517      (1,994)
Net operating loss carryforward benefit......................     (229)        (104)       (443)
State taxes..................................................      192           11         542
Foreign withholding taxes....................................      658           --          --
Foreign income taxed at rates other than the U.S. rate.......       --           --         406
Unbenefited foreign loss.....................................    1,059          650         990
Other, net...................................................       94          276         339
                                                               -------     --------     -------
Provision for taxes on income................................  $ 4,648     $    600     $ 2,905
                                                               -------     --------     -------
                                                               -------     --------     -------
Total effective tax rate.....................................     22.6%         n/a        22.7%
                                                               -------     --------     -------
                                                               -------     --------     -------

     Deferred income taxes reflect tax credits and loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     As required by FAS 109, significant components of the Company's deferred tax liabilities and assets as of December 25, 1993 are as follows:

                                                                                 YEAR ENDED
                                                                                DECEMBER 1993
                                                                                -------------
                                                                                 (THOUSANDS)
Deferred tax liabilities:
     Depreciation and amortization expense....................................    $  (9,230)
     Other....................................................................         (399)
                                                                                -------------
     Total deferred tax liabilities...........................................       (9,629)
                                                                                -------------
Deferred tax assets:
     Tax credit and loss carryforward.........................................       14,196
     Special charge and other reserves........................................        9,228
     Inventory reserves and adjustment........................................        6,080
     Warranty and deferred revenues...........................................        5,485
                                                                                -------------
     Total deferred tax assets................................................       34,989
                                                                                -------------
     Valuation allowance for deferred tax assets..............................      (20,828)
                                                                                -------------
     Net deferred taxes.......................................................    $   4,532
                                                                                -------------
                                                                                -------------

     The valuation allowance decreased $462,000 during 1993. Approximately $3.6 million of the valuation reserve is related to benefits of stock option deductions, which will be allocated directly to additional paid-in capital when realized.

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

     The sources and effects of the deferred tax provision are as follows, (see FAS 109 disclosure above for 1993):

                                                                               YEAR ENDED
                                                                                DECEMBER
                                                                            -----------------
                                                                            1992       1991
                                                                            -----     -------
                                                                               (THOUSANDS)
Depreciation and amortization expense.....................................  $  --     $  (469)
Inventory reserves and adjustment.........................................     --        (817)
Warranty and distributor sales reserves...................................     --         (49)
Special charge............................................................     --        (167)
Other, net................................................................   (358)       (322)
                                                                            -----     -------
Total.....................................................................  $(358)    $(1,490)
                                                                            -----     -------
                                                                            -----     -------

     For U.S. tax purposes, at December 25, 1993, VLSI had investment, research and alternative minimum tax credit carryforwards of approximately $10.7 million. Foreign subsidiaries have tax loss carryforwards of approximately $6.5 million. Such credit and loss carryforwards expire in various years beginning in 1997. The Company's federal income tax returns have been examined by the Internal Revenue Service (IRS) for all years through 1990. All issues have been resolved with no material effect, and the IRS has closed those years.

     Certain foreign subsidiaries have accumulated earnings of $3.7 million, on which no U.S. deferred taxes have been provided. There is no intention to distribute these earnings. If distributed, there would be minimal incremental income taxes.

 9. RELATED PARTIES

     As of December 25, 1993, VLSI had received advances of $5.5 million from Intel in accordance with the Technology Agreement, of which $2.2 million was amortized to income in 1993 in accordance with the terms of the Technology Agreement. Consequently, $3.3 million of these advanced funds are reflected as an accrued liability at December 25, 1993, and are expected to be amortized to income during 1994 in accordance with the terms of the Technology Agreement.

     VLSI purchased $38.1 million, $23.3 million and $25.6 million in 1993, 1992 and 1991, respectively, of production, assembly and test services from a company with whom a director of the Company is affiliated. Outstanding amounts payable to that company were $2.3 million and $2.4 million in 1993 and 1992, respectively.

10. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     VLSI operates in a single industry segment and designs, manufactures and markets primarily custom and semi-custom integrated circuits of high complexity, along with associated integrated circuit computer-aided engineering and design software and systems.

     In 1993, 1992 and 1991, Apple Computer, Inc. accounted for 19%, 15% and 13%, respectively, of net revenues.

     Major operations outside the United States include sales offices and technology centers in Western Europe, Japan and Asia-Pacific. Foreign operations are subject to risks of political instability and foreign currency exchange rate fluctuations.

     Transfers between geographic areas are accounted for at amounts that are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the

                             VLSI TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE YEARS ENDED DECEMBER 25, 1993

consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area and thus do not include assets used for general corporate purposes, such as cash, cash equivalents and liquid investments.

     The following is a summary of operations located within the indicated geographic areas for the three years ended December 25, 1993:

                                           NET REVENUES    TRANSFERS
                                               FROM         BETWEEN                 OPERATING
                                           UNAFFILIATED   GEOGRAPHICAL     NET       INCOME     IDENTIFIABLE
                                            CUSTOMERS        AREAS       REVENUES    (LOSS)        ASSETS
                                           ------------   ------------   --------   ---------   ------------
                                                                      (THOUSANDS)
1993
United States............................    $382,620       $ 83,828     $466,448   $  26,112     $327,942
Europe...................................     118,542             --      118,542       4,551       32,002
Japan....................................      14,582             --       14,582      (3,111)       5,759
Asia-Pacific.............................         202             --          202         152        1,944
Corporate................................          --             --           --          --       72,636
Eliminations.............................          --        (83,828)     (83,828)       (622)     (28,060)
                                           ------------   ------------   --------   ---------   ------------
Consolidated.............................    $515,946       $     --     $515,946   $  27,082     $412,223
                                           ------------   ------------   --------   ---------   ------------
                                           ------------   ------------   --------   ---------   ------------
1992
United States............................    $318,128       $ 62,654     $380,782   $ (17,506)    $287,606
Europe...................................      95,723             --       95,723         860       28,133
Japan....................................      14,474             --       14,474      (3,637)       5,404
Asia-Pacific.............................         173             --          173          38        1,310
Corporate................................          --             --           --          --       69,674
Eliminations.............................          --        (62,654)     (62,654)        963      (23,919)
                                           ------------   ------------   --------   ---------   ------------
Consolidated.............................    $428,498       $     --     $428,498   $ (19,282)    $368,208
                                           ------------   ------------   --------   ---------   ------------
                                           ------------   ------------   --------   ---------   ------------
1991
United States............................    $303,995       $ 70,383     $374,378   $  22,750     $305,472
Europe...................................      88,675             --       88,675        (995)      37,914
Japan....................................      20,636             --       20,636       2,041        6,441
Asia-Pacific.............................          70             --           70         151        1,085
Corporate................................          --             --           --          --       48,018
Eliminations.............................          --        (70,383)     (70,383)       (774)     (34,912)
                                           ------------   ------------   --------   ---------   ------------
Consolidated.............................    $413,376       $     --     $413,376   $  23,173     $364,018
                                           ------------   ------------   --------   ---------   ------------
                                           ------------   ------------   --------   ---------   ------------

     U.S. export revenues, primarily to the Asia-Pacific region, were approximately $126.7 million, $82.2 million and $66.8 million in 1993, 1992 and 1991, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors appearing under the caption "Election of Directors -- Nominees for Director" in the Proxy Statement is hereby incorporated herein by reference.

     Information regarding executive officers who are not also directors is incorporated herein by reference from Part I hereof under the heading "Executive Officers of the Company" immediately following Item 4 in Part I hereof.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Information Concerning Solicitation and Compliance and Voting -- Security Ownership -- Compliance with Section 16(a) Filing Requirements" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Proxy Statement under the captions "Election of Directors -- Nominees for Director", "Election of Directors -- Compensation Committee Interlocks and Insider Participation", "Executive Officer Compensation" and "Election of Directors -- Director Compensation".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Proxy Statement under the caption "Information Concerning Solicitation and Voting -- Security Ownership".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Proxy Statement under the captions "Election of Directors -- Certain Transactions", "Executive Officer Compensation" and "Election of Directors -- Compensation Committee Interlocks and Insider Participation".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

         2. Financial Statement Schedules

     The financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this Annual Report on Form 10-K.

         3. Exhibits

     The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

     The Company filed one Report on Form 8-K during the fourth quarter ended December 25, 1993. Such Report on Form 8-K, dated December 3, 1993, reported under Item 5 thereof a notice of reduction in orders from Apple and the possible effect on the Company's results of operations for 1994.

     (c) Exhibits

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
         3.1         Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 16, 1987. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 27, 1987.
         3.2         Certificate of Designation of Rights, Preferences and Privileges of
                     Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on August 12, 1992. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
         3.3         Certificate of Amendment of Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 1992.
                     Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
         3.4         Restated Bylaws of the Company, as amended, effective August 27, 1993.
                     Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 1993.
         4.1         The Company hereby agrees to file upon request of the Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
         4.2         See Exhibits 3.1, 3.2 and 3.3.
         4.3         Indenture, dated as of May 1, 1987, between the Company and Citibank
                     N.A., Trustee, with respect to issuance of $57,500,000 of 7% Convertible
                     Subordinated Debentures due May 1, 2012. Incorporated by reference from
                     Exhibit to Registration Statement on Form S-3, No. 33-13463.
         4.4         Form of 7% Convertible Subordinated Debenture due May 1, 2012.
                     Incorporated by reference from Exhibit to Registration Statement on Form
                     S-3, No. 33-13463.
         4.5         Common Shares Rights Agreement, dated as of November 7, 1989, by and between the Company and the First National Bank of Boston, as Rights
                     Agent, including the form of Rights Certificate attached as Exhibit A thereto. Incorporated by reference from Exhibit to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November
                     20, 1989.
        4.6          First Amended and Restated Rights Agreement (the "Restated Rights
                     Agreement") by and between the Company and First National Bank of Boston, dated August 12, 1992, including form of Rights Certificate. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
        4.7          Amendment Number 1 to the Restated Rights Agreement, dated August 24,
                     1992. Incorporated by reference from Exhibit to Quarterly Report on Form
                     10-Q for the fiscal quarter ended September 26, 1992.

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
        10.1*        Letter Agreement between the Company and Alfred J. Stein, dated March 1,
                     1982. Incorporated by reference from Exhibit to Registration Statement on
                     Form S-1, No. 2-81485.
        10.2*        1982 Incentive Stock Option Plan, as amended May 9, 1991, and form of option agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28,
                     1991.
        10.3*        1983 Junior Incentive Stock Plan, as amended, and form of agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on
                     Form 10-K for the fiscal year ended December 25, 1983.
        10.4*        Registration Rights Agreement dated as of January 16, 1984 among the
                     Company and certain security holders of the Company. Incorporated by reference from Exhibit to Registration Statement on Form S-1, No.
                     2-81485.
        10.5*        Executive Performance Incentive Plan. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     29, 1985.
        10.6*        1986 Directors' Stock Option Plan, as amended, and Forms of Option
                     Agreement for use with such plan. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28,
                     1986.
        10.7*        1992 Stock Plan and form of option agreement used thereunder.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.8         COMPASS Design Automation, Inc. Series A Preferred Stock and Common Stock
                     Purchase Agreement, dated December 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 28, 1991.
        10.9*        Amended and Restated Employee Stock Purchase Plan, as amended February
                     10, 1993. Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 26, 1992.
        10.10*       COMPASS Design Automation, Inc. 1992 Stock Option Plan. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.11        Proprietary Software OEM License between the Company and Xidak, Inc., dated January 1, 1987. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.12        Joint Venture and Shareholder Agreement, dated as of November 28, 1990, between Advanced RISC Machines Holdings Limited, Acorn Computers Limited,
                     Apple Computer (UK) Limited and the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 29, 1990.
        10.13        Intercompany Agreement between COMPASS Design Automation, Inc. and the
                     Company, dated July 1, 1991. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.14        Technology and Software License Agreement dated September 18, 1991 between Raytheon Company and the Company and COMPASS Design Automation,
                     Inc. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.15        Intel/VLSI Stock and Warrant Purchase Agreement between the Company and
                     Intel Corporation ("Intel"), dated July 8, 1992, including form of
                     Warrant. Incorporated by reference from Exhibit to Quarterly Report on
                     Form 10-Q for the fiscal quarter ended September 26, 1992.

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
        10.16***     Technology and Manufacturing Agreement between Intel Corporation and the
                     Company, dated July 8, 1992, as amended by Adendum Number 1. Incorporated by reference from Exhibit to Amendment Number 1 to Annual Report on Form
                     10-K for the fiscal year ended December 26, 1992.
        10.17**      Addendum #2 to the Technology and Manufacturing Agreement between Intel
                     Corporation and the Company, dated December 2, 1993. Said document is included in the Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.18        Distribution Agreement between Schweber Electronics and the Company, dated March 24, 1987. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.19        Semi Custom Addendum to Distribution Agreement referenced in Exhibit
                     10.18. Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 27, 1987.
        10.20        Build to Suit Lease, as amended, between the Company and the Mariani
                     Group of Companies dated as of April 27, 1981, for property located at
                     1101 McKay Drive, San Jose, California. Incorporated by reference from
                     Exhibit to Registration Statement on Form S-1, No. 2-81485.
        10.21        Amendments dated as of February 24, 1983 and February 1, 1984 to Build to
                     Suit Lease dated as of April 27, 1981 referenced in Exhibit 10.20.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1983.
        10.22        Net Building Space Lease dated February 15, 1985 between Mariani
                     Financial Company and the Company for a property located at 1865 Lundy
                     Drive, San Jose, California. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 30, 1984.
        10.23        Amendment to Build to Suit Lease, dated as of April 22, 1992, referenced in Exhibit 10.20. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.24        Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC
                     Limited Partnership, dated October 1, 1986, for property in Tempe,
                     Arizona. Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 27, 1987.
        10.25        Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC
                     Limited Partnership, dated July 1, 1987, for property in Tempe, Arizona.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.26        Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibit
                     10.24 and 10.25. Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.27        ASU Research Park Ground Sublease, dated as of December 18, 1990, between
                     Price-Elliott Research Park, Inc. and the Company. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
        10.28        Lease dated as of May 6, 1988, between Bank Building Partnership and the
                     Company for property located at 1117 and 1125 McKay Drive, San Jose,
                     California. Incorporated by reference from Exhibit to Annual Report on
                     Form 10-K for the fiscal year ended December 25, 1988.

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
        10.29        First Amendment to Lease dated as of December 29, 1988, between Bank
                     Building Partnership and the Company for property located at 1117 and
                     1125 McKay Drive, San Jose, California. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     25, 1988.
        10.30        Second Amendment to Lease dated as of November 20, 1989, between Bank
                     Building Partnership and the Company for property located at 1117 and
                     1125 McKay Drive, San Jose, California. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     31, 1989.
        10.31        Third Amendment to Lease dated as of March 20, 1990, between Bank
                     Building Partnership and the Company for property located at 1117 and
                     1125 McKay Drive, San Jose, California. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     31, 1989.
        10.32        Revised Exhibit A to Lease dated May 6, 1988 between Bank Building
                     Partnership and the Company. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
        10.33        Lease dated as of August 12, 1991, between Callahan-Pentz Properties,
                     Ringwood Court One and the Company for property located at 1110 Ringwood
                     Court, San Jose, California. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.34        Lease dated as of February 15, 1993, between Sumitomo Life Realty (N.Y.),
                     Inc. and the Company for property located at 67 South Bedford Street,
                     Suite 304-W, Burlington, Massachusetts. Incorporated by reference from
                     Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
                     March 27, 1993.
        10.35        Lease dated as of July 20, 1993, between Callahan-Pentz Properties and the Company for property located at 1120 Ringwood Court, San Jose,
                     California. Said lease is included in the Exhibit to Annual Report on
                     Form 10-K for the fiscal year ended December 25, 1993.
        10.36        Commitment Letter between Security Pacific Equipment Leasing, Inc. and the Company, dated October 27, 1988. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     25, 1988.
        10.37        The First National Bank of Boston Line of Credit for the Company and its
                     subsidiaries, dated November 30, 1988. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     25, 1988.
        10.38        Amendment to First National Bank of Boston Line of Credit for the Company
                     and its subsidiaries, dated November 30, 1989. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1989.
        10.39        Credit Agreement dated as of March 29, 1991 with The First National Bank of Boston and Bank of America National Trust and Savings Association.
                     Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1991.
        10.40        Amendment dated September 27, 1991, to Credit Agreement dated as March
                     29, 1991, with The First National Bank of Boston and Bank of America
                     National Trust and Savings Association. Incorporated by reference from
                     Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 28, 1991.
        10.41        Letter Amendment dated October 21, 1992 to Credit Agreement dated as of
                     March 29, 1991, as amended, with the First National Bank of Boston and
                     Bank of America National Trust and Savings Association. Incorporated by
                     reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
        10.42        Letter Amendment dated January 20, 1993, cancelling the Credit Agreement dated as of March 29, 1991, and subsequent amendments, with the First
                     National Bank of Boston and Bank of America National Trust and Savings
                     Association. Incorporated by reference from Exhibit to Annual Report on
                     Form 10-K for the fiscal year ended December 26, 1992.
        10.43        Loan and Security Agreement between Barclays Leasing, Inc. and the
                     Company and Amendment thereto, each dated March 28, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.44        Loan and Security Agreement between Barclays Leasing, Inc. and the
                     Company and Amendment thereto, each dated September 27, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.45        Loan and Security Agreement between Barclays Leasing, Inc. and the
                     Company and Amendment thereto, each dated December 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.46        Loan and Security Agreement between Barclays Leasing, Inc. and the
                     Company and Amendment thereto, each dated June 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.47        Equipment Financing Agreement between New England Capital Corporation and the Company, dated August 12, 1991. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     28, 1991.
        10.48        Loan and Security Agreement between LB Credit Corporation and the
                     Company, dated October 11, 1991 and Amendment thereto, dated November 27,
                     1991. Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.49        Master Security Agreement between The CIT Group/Equipment Financing, Inc.
                     and the Company, dated December 19, 1991. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     28, 1991.
        10.50        Loan and Security Agreement between Household Bank and the Company, dated
                     March 25, 1992. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.51        Loan and Security Agreement between Household Bank and the Company, dated
                     June 24, 1992. Incorporated by reference from Exhibit to Annual Report on
                     Form 10-K for the fiscal year ended December 26, 1992.
        10.52        Loan and Security Agreement between AT&T and the Company, dated September
                     24, 1993. Said agreement is identical to two additional agreements dated
                     September 14, 1993. The first document is included in the Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.53        Loan and Security Agreement and Promissory Note between CIT Group and the
                     Company, dated December 15, 1993. Said agreement is included in the
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     25, 1993.
        10.54        Equipment Leasing Agreement between NEMLC Leasing Associates, No. 3 and the Company, dated December 19, 1988. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     25, 1988.
        10.55        Equipment Leasing Agreement between Valley Bank Leasing, Inc. and the
                     Company, dated January 10, 1990. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31,
                     1989.

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
        10.56        Equipment Lease, dated as of March 26, 1990, between BA Leasing and
                     Capital Corporation and the Company. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     29, 1990.
        10.57        Master Lease Agreement between Sentry Financial Corporation and the
                     Company, dated January 2, 1991. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.58        Master Lease 2094759 Lease Renewal Contracts with Guaranteed Purchase
                     Options between Ellco Leasing Corporation and the Company, each dated
                     December 30, 1992, relating to Schedules 034, 037, 038, 041 & 043 and
                     Schedules 044, 045, 046, 048, 049, 050, 051, 052 & 053, respectively.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.59        Master Lease 2304202 Lease Renewal Contract with Guaranteed Purchase
                     Option between GE Capital Corp. and the Company, dated December 30, 1992, relating to Schedules 002, 003, 004 & 007. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     26, 1992.
        10.60*       Form of Management Continuity Agreement by and between the Company and each of the following officers of the Company: Donald L. Ciffone, Gregory
                     K. Hinckley, L. Don Maulsby, Dieter J. Mezger, Thomas F. Mulvaney, C.
                     Clifford Roe and Alfred J. Stein. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26,
                     1992.
        11           Calculation of Earnings Per Share (for the three fiscal years ending
                     December 25, 1993).
        21           Subsidiaries of the Company.
        23           Consent of Ernst & Young, Independent Auditors (see page 49).
        24           Power of Attorney (see page S-8).

- ---------------

  * Denotes a compensation plan in which an executive officer participates.

 ** Denotes a document for which SEC confidential treatment has been requested for selected portions.

*** Denotes a document for which confidential treatment has been granted for selected portions.

     (d) Financial Statement Schedules

     See Item 14(a)(2) above.

                 CONSENT OF ERNST & YOUNG, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 2-86600, 2-90890, 33-4797, 33-12909, 33-21116, 33-27872,
33-39653 and 33-52908) pertaining to the Employee Stock Purchase Plan, 1992 Stock Plan, 1982 Incentive Stock Option Plan, 1983 Incentive Junior Stock Plan and 1986 Directors' Stock Option Plan of VLSI Technology, Inc. and in the related Prospectuses, of our report dated January 19, 1994, with respect to the consolidated financial statements and schedules of VLSI Technology, Inc. included in this Annual Report (Form 10-K) for the year ended December 25, 1993.

                                                    /s/  ERNST & YOUNG
                                                           Ernst & Young

San Jose, California
March 22, 1994

                             VLSI TECHNOLOGY, INC.

            SCHEDULE I -- MARKETABLE SECURITIES -- OTHER INVESTMENTS

                          YEAR ENDED DECEMBER 25, 1993
                                 (IN THOUSANDS)

                                                                        MARKET VALUE      AMOUNT AT WHICH
                                           PRINCIPAL                    OF EACH ISSUE     SECURITY ISSUE
                                           AMOUNT OF      COST OF        AT BALANCE       CARRIED IN THE
             NAME OF ISSUER                  BONDS       EACH ISSUE      SHEET DATE        BALANCE SHEET
- -----------------------------------------  ---------     ----------     -------------     ---------------
Investment grade, short-term debt
  instruments of commercial issuers:
  American Express Credit Corporation....   $13,300       $ 13,300         $13,300            $13,300
  General Electric Credit Corporation....    12,500         12,500          12,500             12,500
  All other issuers......................     5,300          5,300           5,300              5,300
                                           ---------     ----------     -------------     ---------------
          Total..........................   $31,100       $ 31,100         $31,100            $31,100
                                           ---------     ----------     -------------     ---------------
                                           ---------     ----------     -------------     ---------------

                             VLSI TECHNOLOGY, INC.

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                                      BALANCE AT
                                      BEGINNING                     AMOUNTS
           NAME OF DEBTOR             OF PERIOD      ADDITIONS     COLLECTED     CURRENT      NONCURRENT
- ------------------------------------- ----------     ---------     ---------     --------     ----------
Year ended December 28, 1991:
  Henri A. Jarrat(1)(2)..............  $ 312,000     $      --     $      --     $312,000      $     --
  Larry R. Carter(3).................    290,251            --        50,000(4)        --       240,251
  Edward H. Larsen(3)(5).............    120,000            --       102,500(5)        --        17,500
  Robert L. Payne(3).................    188,000            --       188,000           --            --
  Jack L. Saltich(3)(5)..............    190,000            --       190,000(5)        --            --
  J. Terry King(3)...................    115,000            --       115,000           --            --
Year ended December 26, 1992:
  Henri A. Jarrat(1)(2)..............  $ 312,000     $      --     $      --     $312,000      $     --
  Larry R. Carter(3).................    240,251            --       100,000      140,251            --
  James R. Fiebiger(3)...............         --       150,000            --      150,000            --
  Edward H. Larsen(3)................     17,500            --            --           --        17,500
  Dieter J. Mezger(3)(6).............         --       380,000            --      280,000       100,000
Year ended December 25, 1993:
  Henri A. Jarrat(1)(2)..............   $312,000     $      --     $      --     $312,000      $     --
  Larry R. Carter(3).................    140,251            --       140,251           --            --
  James R. Fiebiger(3)...............    150,000            --       150,000           --            --
  Edward H. Larsen(3)................     17,500            --            --           --        17,500
  Dieter J. Mezger(3)(6).............    380,000            --            --      280,000       100,000
  W. Henry Potts(6)..................         --       148,000            --      148,000            --

- ---------------

(1) Unsecured, full recourse promissory note bearing interest at the rate of 8.75% per annum due December 1988 (paid March 1994).

(2) Terminated employment in January 1988.

(3) Non-interest bearing promissory notes secured by deeds of trust on employees' homes in accordance with Internal Revenue Code Section 7872. At December 25, 1993, notes were due September 1995 for Mr. Larsen (paid January 1994) and February 1995 for the noncurrent portion for Mr. Mezger.

(4) Amount forgiven in lieu of bonuses paid.

(5) Terminated employment in 1991. Of the amounts collected, $70,000 for Mr. Larsen and $30,000 for Mr. Saltich were forgiven in lieu of bonuses paid.

(6) Interest bearing promissory notes secured by deeds of trust on employees' homes in accordance with Internal Revenue Code Section 7872. At December 25, 1993, notes were due July 1994 for the current portion for Mr. Mezger and October 1994 for Mr. Potts.

                             VLSI TECHNOLOGY, INC.

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                                   (IN THOUSANDS)

                                                   BALANCE AT     ADDITIONS                     BALANCE AT
                                                   BEGINNING     (TRANSFERS)      RETIREMENTS      END
                                                    OF YEAR        AT COST         AND SALES     OF YEAR
                                                  ------------   -----------      -----------   ----------
Year ended December 28, 1991:
  Land..........................................    $  9,187      $      --        $      --     $   9,187
  Buildings and leasehold improvements..........      48,045          2,380              203        50,222
  Machinery and equipment.......................     169,034         52,084(1)         9,804       211,314
  Assets leased under capital leases............      70,962         (1,680)(1)        2,477        66,805
  Construction in progress......................         607          3,887               --         4,494
                                                    --------      ----------       ---------     ---------
                                                    $297,835      $  56,671        $  12,484     $ 342,022
                                                    --------      ----------       ---------     ---------
                                                    --------      ----------       ---------     ---------
Year ended December 26, 1992:
  Land..........................................    $  9,187      $      --        $      --     $   9,187
  Buildings and leasehold improvements..........      50,222          5,977            1,243        54,956
  Machinery and equipment.......................     211,314         38,990(1)        25,835       224,469
  Assets leased under capital leases............      66,805         (1,912)(1)        7,851        57,042
  Construction in progress......................       4,494         (1,207)              --         3,287
                                                    --------      ----------       ---------     ---------
                                                    $342,022      $  41,848        $  34,929     $ 348,941
                                                    --------      ----------       ---------     ---------
                                                    --------      ----------       ---------     ---------
Year ended December 25, 1993:
  Land..........................................    $  9,187      $      --        $      --     $   9,187
  Buildings and leasehold improvements..........      54,956          7,438            1,129        61,265
  Machinery and equipment.......................     224,469         65,233(1)         9,308       280,394
  Assets leased under capital leases............      57,042          5,586(1)           781        61,847
  Construction in progress......................       3,287         (3,287)              --            --
                                                    --------      ----------       ---------     ---------
                                                    $348,941      $  74,970        $  11,218     $ 412,693
                                                    --------      ---------        ---------     ---------
                                                    --------      ---------        ---------     ---------

- ---------------

(1) Assets under leases with total cost of $2,554 in 1993, $1,912 in 1992 and $5,050 in 1991 were purchased from lessors and are included in "Additions (Transfers) at Cost" as a transfer from "Assets leased under capital leases" to "Machinery and equipment".

     Land is stated at cost. Buildings and building improvements are stated at cost and depreciated over the estimated useful lives of the assets (10 to 31.5 years) using the straight-line method. Leasehold improvements are stated at cost and amortized generally over the shorter of the useful life of the asset or the lease term including expected option periods, using the straight-line method. Machinery and equipment are stated at cost and depreciated over the estimated useful lives of the assets (3 to 7 years) using the straight-line method. Assets under capital leases are recorded at the present value of the lease obligations and amortized over the lease term using the straight-line method.

     Sale-leaseback transactions were conducted in 1993 for $3,957 (at original cost) of assets that are included in both additions and retirement totals for the year.

                             VLSI TECHNOLOGY, INC.

                  SCHEDULE VI -- ACCUMULATED DEPRECIATION AND
                      AMORTIZATION OF PLANT AND EQUIPMENT
                                 (IN THOUSANDS)

                                                     BALANCE AT     ADDITIONS                   BALANCE
                                                     BEGINNING     (TRANSFERS)    RETIREMENTS    AT END
                                                      OF YEAR        AT COST       AND SALES    OF YEAR
                                                    ------------   -----------    -----------   --------
Year ended December 28, 1991:
Buildings and leasehold improvements..............    $  9,623       $ 3,985        $    86     $ 13,522
Machinery and equipment...........................      89,415        36,136(1)       8,570      116,981
Assets leased under capital leases................      34,320         7,936(1)       2,589       39,667
                                                      --------       ---------      -------     --------
                                                      $133,358       $48,057        $11,245     $170,170
                                                      --------       ---------      -------     --------
                                                      --------       ---------      -------     --------
Year ended December 26, 1992:
Buildings and leasehold improvements..............    $ 13,522       $ 4,368        $ 1,019     $ 16,871
Machinery and equipment...........................     116,981        33,782(1)      21,560      129,203
Assets leased under capital leases................      39,667        10,185(1)       7,790       42,062
                                                      --------       ---------      -------     --------
                                                      $170,170       $48,335        $30,369     $188,136
                                                      --------       ---------      -------     --------
                                                      --------       ---------      -------     --------
Year ended December 25, 1993:
Buildings and leasehold improvements..............    $ 16,871       $ 5,347        $ 1,069     $ 21,149
Machinery and equipment...........................     129,203        36,610(1)       6,013      159,800
Assets leased under capital leases................      42,062         6,537(1)         781       47,818
                                                      --------       ---------      -------     --------
                                                      $188,136       $48,494        $ 7,863     $228,767
                                                      --------       ---------      -------     --------
                                                      --------       ---------      -------     --------

NOTE: Balances do not conform to the prior year's presentation due to corrections in the allocation of depreciation and amortization between fixed asset categories for all periods presented.
- ---------------

(1) Accumulated amortization associated with assets under leases which were purchased from lessors and included in "Additions (Transfers) at Cost" was $2,519 in 1993, $1,898 in 1992 and $4,809 in 1991.

                             VLSI TECHNOLOGY, INC.

        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                       BALANCE AT    ADDITIONS                     BALANCE
                                                        BEGINNING     CHARGED                      AT END
                                                         OF YEAR     TO INCOME    DEDUCTIONS(1)    OF YEAR
                                                       -----------   ----------   --------------   -------
Allowance for doubtful accounts and customer returns:
Year ended December 28, 1991.........................    $ 1,781       $  169         $ (168)      $ 1,782
Year ended December 26, 1992.........................    $ 1,782       $1,154         $ (553)      $ 2,383
Year ended December 25, 1993.........................    $ 2,383       $  458         $ (591)      $ 2,250

- ---------------

(1) Deductions represent amounts written off against the allowance.

                             VLSI TECHNOLOGY, INC.

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                                 (IN THOUSANDS)

                                                                       MAXIMUM      AVERAGE       WEIGHTED
                   CATEGORY OF                            WEIGHTED     AMOUNT      AMOUNT(1)     AVERAGE (2)
                    AGGREGATE                  BALANCE    AVERAGE    OUTSTANDING   OUTSTANDING  INTEREST RATE
                    SHORT-TERM                 AT END     INTEREST     DURING        DURING        DURING
YEAR                BORROWINGS                OF PERIOD     RATE       PERIOD        PERIOD        PERIOD
- ----- --------------------------------------  ---------   --------   -----------   ----------   -------------
1991  Notes to Banks........................   $ 23,000     6.5%       $23,900      $ 14,264        6.3%
1992  Notes to Banks........................   $      0      N/A       $23,000      $  5,449        4.2%
1993  Notes to Banks........................   $      0      N/A       $     0      $      0         N/A

- ---------------

(1) Computed by taking the average of the end of the month balances.

(2) Computed by dividing the total amount of related interest expense by the average amount outstanding during the period.

                             VLSI TECHNOLOGY, INC.

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 (IN THOUSANDS)

                                                                       FISCAL YEAR ENDED
                                                                -------------------------------
                                                                 1993        1992        1991
                                                                -------     -------     -------
Maintenance and repair........................................  $32,867     $30,570     $27,631

     Items have been omitted if they are less than 1% of net revenues or if they are separately reported in the consolidated financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VLSI TECHNOLOGY, INC.
                                          (Registrant)

                                          By:      /s/  ALFRED J. STEIN
                                                      Alfred J. Stein,
                                                   Chairman of the Board,
                                                Chief Executive Officer and
                                                          President
Date: March 11, 1994

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appear below constitutes and appoints Alfred J. Stein and Gregory K. Hinckley, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                TITLE
- -----------------------------------------------  ----------------------------
              /s/  ALFRED J. STEIN                 Chairman of the Board       March 11, 1994
               (Alfred J. Stein)                   Chief Executive Officer,
                                                     President (Principal
                                                      Executive Officer)
                                                         and Director

           /s/  GREGORY K. HINCKLEY              Vice President, Finance      March 11, 1994
             (Gregory K. Hinckley)               and Chief Financial Officer
                                                     (Principal Financial
                                                           Officer)

          /s/  BALAKRISHNAN S. IYER                 Vice President and        March 11, 1994
            (Balakrishnan S. Iyer)                        Controller
                                                    (Principal Accounting
                                                           Officer)

            /s/  PIERRE S. BONELLI                         Director             March 11, 1994
              (Pierre S. Bonelli)

                                                           Director             March   , 1994
             (Robert P. Dilworth)

             /s/  JAMES J.  KIM                            Director             March 11, 1994
                 (James J. Kim)

            /s/  HORACE H. TSIANG                          Director             March 11, 1994
              (Horace H. Tsiang)

                               INDEX TO EXHIBITS

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
         3.1         Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 16, 1987.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 27, 1987.
         3.2         Certificate of Designation of Rights, Preferences and
                     Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on August 12,
                     1992. Incorporated by reference from Exhibit to Quarterly
                     Report on Form 10-Q for the fiscal quarter ended September 26,
                     1992.
         3.3         Certificate of Amendment of Restated Certificate of
                     Incorporation filed with the Secretary of State of the State of
                     Delaware on August 20, 1992. Incorporated by reference from
                     Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
         3.4         Restated Bylaws of the Company, as amended, effective August
                     27, 1993. Incorporated by reference from Exhibit to Quarterly
                     Report on Form 10-Q for the fiscal quarter ended September 25,
                     1993.
         4.1         The Company hereby agrees to file upon request of the
                     Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its
                     subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 26, 1992.
         4.2         See Exhibits 3.1, 3.2 and 3.3.
         4.3         Indenture, dated as of May 1, 1987, between the Company and
                     Citibank N.A., Trustee, with respect to issuance of $57,500,000 of 7% Convertible Subordinated Debentures due May 1, 2012.
                     Incorporated by reference from Exhibit to Registration
                     Statement on Form S-3, No. 33-13463.
         4.4         Form of 7% Convertible Subordinated Debenture due May 1, 2012.
                     Incorporated by reference from Exhibit to Registration
                     Statement on Form S-3, No. 33-13463.
         4.5         Common Shares Rights Agreement, dated as of November 7, 1989, by and between the Company and the First National Bank of
                     Boston, as Rights Agent, including the form of Rights
                     Certificate attached as Exhibit A thereto. Incorporated by reference from Exhibit to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November
                     20, 1989.
        4.6          First Amended and Restated Rights Agreement (the "Restated
                     Rights Agreement") by and between the Company and First
                     National Bank of Boston, dated August 12, 1992, including form of Rights Certificate. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 26, 1992.
        4.7          Amendment Number 1 to the Restated Rights Agreement, dated
                     August 24, 1992. Incorporated by reference from Exhibit to
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 26, 1992.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
        10.1*        Letter Agreement between the Company and Alfred J. Stein, dated
                     March 1, 1982. Incorporated by reference from Exhibit to
                     Registration Statement on Form S-1, No. 2-81485.
        10.2*        1982 Incentive Stock Option Plan, as amended May 9, 1991, and form of option agreement used thereunder. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.3*        1983 Junior Incentive Stock Plan, as amended, and form of
                     agreement used thereunder. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 25, 1983.
        10.4*        Registration Rights Agreement dated as of January 16, 1984 among the Company and certain security holders of the Company.
                     Incorporated by reference from Exhibit to Registration
                     Statement on Form S-1, No. 2-81485.
        10.5*        Executive Performance Incentive Plan. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1985.
        10.6*        1986 Directors' Stock Option Plan, as amended, and Forms of
                     Option Agreement for use with such plan. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1986.
        10.7*        1992 Stock Plan and form of option agreement used thereunder.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.8         COMPASS Design Automation, Inc. Series A Preferred Stock and
                     Common Stock Purchase Agreement, dated December 27, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.9*        Amended and Restated Employee Stock Purchase Plan, as amended
                     February 10, 1993. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December
                     26, 1992.
        10.10*       COMPASS Design Automation, Inc. 1992 Stock Option Plan.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 26, 1992.
        10.11        Proprietary Software OEM License between the Company and Xidak,
                     Inc., dated January 1, 1987. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 27, 1987.
        10.12        Joint Venture and Shareholder Agreement, dated as of November
                     28, 1990, between Advanced RISC Machines Holdings Limited,
                     Acorn Computers Limited, Apple Computer (UK) Limited and the
                     Company. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 29,
                     1990.
        10.13        Intercompany Agreement between COMPASS Design Automation, Inc.
                     and the Company, dated July 1, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
        10.14        Technology and Software License Agreement dated September 18,
                     1991 between Raytheon Company and the Company and COMPASS
                     Design Automation, Inc. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 28, 1991.
        10.15        Intel/VLSI Stock and Warrant Purchase Agreement between the
                     Company and Intel Corporation ("Intel"), dated July 8, 1992, including form of Warrant. Incorporated by reference from
                     Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
        10.16***     Technology and Manufacturing Agreement between Intel
                     Corporation and the Company, dated July 8, 1992, as amended by
                     Adendum Number 1. Incorporated by reference from Exhibit to
                     Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.17**      Addendum #2 to the Technology and Manufacturing Agreement
                     between Intel Corporation and the Company, dated December 2,
                     1993. Said document is included in the Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.18        Distribution Agreement between Schweber Electronics and the
                     Company, dated March 24, 1987. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 27, 1987.
        10.19        Semi Custom Addendum to Distribution Agreement referenced in
                     Exhibit 10.18. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 27,
                     1987.
        10.20        Build to Suit Lease, as amended, between the Company and the
                     Mariani Group of Companies dated as of April 27, 1981, for property located at 1101 McKay Drive, San Jose, California.
                     Incorporated by reference from Exhibit to Registration
                     Statement on Form S-1, No. 2-81485.
        10.21        Amendments dated as of February 24, 1983 and February 1, 1984 to Build to Suit Lease dated as of April 27, 1981 referenced in
                     Exhibit 10.20. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 25,
                     1983.
        10.22        Net Building Space Lease dated February 15, 1985 between
                     Mariani Financial Company and the Company for a property
                     located at 1865 Lundy Drive, San Jose, California. Incorporated
                     by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1984.
        10.23        Amendment to Build to Suit Lease, dated as of April 22, 1992, referenced in Exhibit 10.20. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 26, 1992.
        10.24        Ground Sublease between Price-Elliott Research Park, Inc., and
                     ADIMIC Limited Partnership, dated October 1, 1986, for property in Tempe, Arizona. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December
                     27, 1987.
        10.25        Ground Sublease between Price-Elliott Research Park, Inc., and
                     ADIMIC Limited Partnership, dated July 1, 1987, for property in
                     Tempe, Arizona. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December
                     27, 1987.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
        10.26        Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibit 10.24 and 10.25. Incorporated by
                     reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.27        ASU Research Park Ground Sublease, dated as of December 18,
                     1990, between Price-Elliott Research Park, Inc. and the
                     Company. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 29,
                     1990.
        10.28        Lease dated as of May 6, 1988, between Bank Building
                     Partnership and the Company for property located at 1117 and
                     1125 McKay Drive, San Jose, California. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1988.
        10.29        First Amendment to Lease dated as of December 29, 1988, between
                     Bank Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San Jose, California.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 25, 1988.
        10.30        Second Amendment to Lease dated as of November 20, 1989,
                     between Bank Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San Jose, California.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 31, 1989.
        10.31        Third Amendment to Lease dated as of March 20, 1990, between
                     Bank Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San Jose, California.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 31, 1989.
        10.32        Revised Exhibit A to Lease dated May 6, 1988 between Bank
                     Building Partnership and the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
        10.33        Lease dated as of August 12, 1991, between Callahan-Pentz
                     Properties, Ringwood Court One and the Company for property located at 1110 Ringwood Court, San Jose, California.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.34        Lease dated as of February 15, 1993, between Sumitomo Life
                     Realty (N.Y.), Inc. and the Company for property located at 67
                     South Bedford Street, Suite 304-W, Burlington, Massachusetts.
                     Incorporated by reference from Exhibit to Quarterly Report on
                     Form 10-Q for the fiscal quarter ended March 27, 1993.
        10.35        Lease dated as of July 20, 1993, between Callahan-Pentz
                     Properties and the Company for property located at 1120
                     Ringwood Court, San Jose, California. Said lease is included in the Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.36        Commitment Letter between Security Pacific Equipment Leasing,
                     Inc. and the Company, dated October 27, 1988. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1988.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
        10.37        The First National Bank of Boston Line of Credit for the
                     Company and its subsidiaries, dated November 30, 1988.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 25, 1988.
        10.38        Amendment to First National Bank of Boston Line of Credit for
                     the Company and its subsidiaries, dated November 30, 1989.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 31, 1989.
        10.39        Credit Agreement dated as of March 29, 1991 with The First
                     National Bank of Boston and Bank of America National Trust and
                     Savings Association. Incorporated by reference from Exhibit to
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     March 30, 1991.
        10.40        Amendment dated September 27, 1991, to Credit Agreement dated as March 29, 1991, with The First National Bank of Boston and
                     Bank of America National Trust and Savings Association.
                     Incorporated by reference from Exhibit to Quarterly Report on
                     Form 10-Q for the fiscal quarter ended September 28, 1991.
        10.41        Letter Amendment dated October 21, 1992 to Credit Agreement dated as of March 29, 1991, as amended, with the First National
                     Bank of Boston and Bank of America National Trust and Savings
                     Association. Incorporated by reference from Exhibit to
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 26, 1992.
        10.42        Letter Amendment dated January 20, 1993, cancelling the Credit
                     Agreement dated as of March 29, 1991, and subsequent
                     amendments, with the First National Bank of Boston and Bank of
                     America National Trust and Savings Association. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.43        Loan and Security Agreement between Barclays Leasing, Inc. and the Company and Amendment thereto, each dated March 28, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.44        Loan and Security Agreement between Barclays Leasing, Inc. and the Company and Amendment thereto, each dated September 27,
                     1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.45        Loan and Security Agreement between Barclays Leasing, Inc. and the Company and Amendment thereto, each dated December 27,
                     1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.46        Loan and Security Agreement between Barclays Leasing, Inc. and the Company and Amendment thereto, each dated June 27, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.47        Equipment Financing Agreement between New England Capital
                     Corporation and the Company, dated August 12, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
        10.48        Loan and Security Agreement between LB Credit Corporation and the Company, dated October 11, 1991 and Amendment thereto, dated November 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 28, 1991.
        10.49        Master Security Agreement between The CIT Group/Equipment
                     Financing, Inc. and the Company, dated December 19, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.50        Loan and Security Agreement between Household Bank and the
                     Company, dated March 25, 1992. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 26, 1992.
        10.51        Loan and Security Agreement between Household Bank and the
                     Company, dated June 24, 1992. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 26, 1992.
        10.52        Loan and Security Agreement between AT&T and the Company, dated
                     September 24, 1993. Said agreement is identical to two
                     additional agreements dated September 14, 1993. The first
                     document is included in the Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 25, 1993.
        10.53        Loan and Security Agreement and Promissory Note between CIT
                     Group and the Company, dated December 15, 1993. Said agreement is included in the Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.54        Equipment Leasing Agreement between NEMLC Leasing Associates,
                     No. 3 and the Company, dated December 19, 1988. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1988.
        10.55        Equipment Leasing Agreement between Valley Bank Leasing, Inc.
                     and the Company, dated January 10, 1990. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
        10.56        Equipment Lease, dated as of March 26, 1990, between BA Leasing and Capital Corporation and the Company. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
        10.57        Master Lease Agreement between Sentry Financial Corporation and the Company, dated January 2, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.58        Master Lease 2094759 Lease Renewal Contracts with Guaranteed
                     Purchase Options between Ellco Leasing Corporation and the
                     Company, each dated December 30, 1992, relating to Schedules
                     034, 037, 038, 041 & 043 and Schedules 044, 045, 046, 048, 049,
                     050, 051, 052 & 053, respectively. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
        10.59        Master Lease 2304202 Lease Renewal Contract with Guaranteed
                     Purchase Option between GE Capital Corp. and the Company, dated
                     December 30, 1992, relating to Schedules 002, 003, 004 & 007.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 26, 1992.
        10.60*       Form of Management Continuity Agreement by and between the
                     Company and each of the following officers of the Company:
                     Donald L. Ciffone, Gregory K. Hinckley, L. Don Maulsby, Dieter
                     J. Mezger, Thomas F. Mulvaney, C. Clifford Roe and Alfred J.
                     Stein. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        11           Calculation of Earnings Per Share (for the three fiscal years ending December 25, 1993).
        21           Subsidiaries of the Company.
        23           Consent of Ernst & Young, Independent Auditors (see page 49).
        24           Power of Attorney (see page S-8).

- ---------------

  * Denotes a compensation plan in which an executive officer participates.

 ** Denotes a document for which SEC confidential treatment has been requested for selected portions.

*** Denotes a document for which confidential treatment has been granted for selected portions.

     (d) Financial Statement Schedules

     See Item 14(a)(2) above.