Form 10-K/A
period 1993-12-25
VLSI TECHNOLOGY INC
filed 1994-04-12
CIK 704386

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

 (MARK ONE)
     /X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE FISCAL YEAR ENDED DECEMBER 25, 1993
                                              OR
     / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from                  to
                               Commission File Number: 0-11879

                             VLSI TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)

                                   94-2597282
                                (I.R.S. Employer
                              Identification No.)

                                1109 McKay Drive
                           San Jose, California 95131
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (408) 434-3000
                               ------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of class)

                          Common Share Purchase Rights
                                (Title of class)
                               ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 11, 1994 was approximately $399,455,296 based upon the last sale price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, Common Stock held by persons who hold more than 5% of the outstanding voting shares and Common Stock held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

     As of March 11, 1994, the number of shares of the Registrant's Common Stock outstanding was 35,385,582.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document is incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 5, 1994 (the "Proxy Statement"), (Part I and III).

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

(b)  Reports on Form 8-K

     The Company filed two reports on Form 8-K during the fourth quarter ended December 25, 1993. The Company filed a Report on Form 8-K dated December 3, 1993 under Item 5 thereof in order to report a reduction in orders from Apple and the possible effect on results of operations for 1994. The Company also filed a Report on Form 8-K dated December 6, 1993 under Item 5 thereof in order to report the filing of a class action lawsuit against the Company and certain current and former executive officers of the Company.

(c)  Exhibits

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
         3.1         Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 16, 1987. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 27, 1987.
         3.2         Certificate of Designation of Rights, Preferences and Privileges of
                     Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on August 12, 1992. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
         3.3         Certificate of Amendment of Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 1992.
                     Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
         3.4         Restated Bylaws of the Company, as amended, effective August 27, 1993.
                     Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 1993.
         4.1         The Company hereby agrees to file upon request of the Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
         4.2         See Exhibits 3.1, 3.2 and 3.3.
         4.3         Indenture, dated as of May 1, 1987, between the Company and Citibank
                     N.A., Trustee, with respect to issuance of $57,500,000 of 7% Convertible
                     Subordinated Debentures due May 1, 2012. Incorporated by reference from
                     Exhibit to Registration Statement on Form S-3, No. 33-13463.
         4.4         Form of 7% Convertible Subordinated Debenture due May 1, 2012.
                     Incorporated by reference from Exhibit to Registration Statement on Form
                     S-3, No. 33-13463.
         4.5         Common Shares Rights Agreement, dated as of November 7, 1989, by and between the Company and the First National Bank of Boston, as Rights
                     Agent, including the form of Rights Certificate attached as Exhibit A thereto. Incorporated by reference from Exhibit to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November
                     20, 1989.
        4.6          First Amended and Restated Rights Agreement (the "Restated Rights
                     Agreement") by and between the Company and First National Bank of Boston, dated August 12, 1992, including form of Rights Certificate. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
        4.7          Amendment Number 1 to the Restated Rights Agreement, dated August 24,
                     1992. Incorporated by reference from Exhibit to Quarterly Report on Form
                     10-Q for the fiscal quarter ended September 26, 1992.
        10.1*        Letter Agreement between the Company and Alfred J. Stein, dated March 1,
                     1982. Incorporated by reference from Exhibit to Registration Statement on
                     Form S-1, No. 2-81485.
        10.2*        1982 Incentive Stock Option Plan, as amended May 9, 1991, and form of option agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28,
                     1991.

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
        10.3*        1983 Junior Incentive Stock Plan, as amended, and form of agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on
                     Form 10-K for the fiscal year ended December 25, 1983.
        10.4*        Registration Rights Agreement dated as of January 16, 1984 among the
                     Company and certain security holders of the Company. Incorporated by reference from Exhibit to Registration Statement on Form S-1, No.
                     2-81485.
        10.5*        Executive Performance Incentive Plan. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     29, 1985.
        10.6*        1986 Directors' Stock Option Plan, as amended, and Forms of Option
                     Agreement for use with such plan. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28,
                     1986.
        10.7*        1992 Stock Plan and form of option agreement used thereunder.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.8         COMPASS Design Automation, Inc. Series A Preferred Stock and Common Stock
                     Purchase Agreement, dated December 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 28, 1991.
        10.9*        Amended and Restated Employee Stock Purchase Plan, as amended February
                     10, 1993. Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 26, 1992.
        10.10*       COMPASS Design Automation, Inc. 1992 Stock Option Plan. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.11        Proprietary Software OEM License between the Company and Xidak, Inc., dated January 1, 1987. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.12        Joint Venture and Shareholder Agreement, dated as of November 28, 1990, between Advanced RISC Machines Holdings Limited, Acorn Computers Limited,
                     Apple Computer (UK) Limited and the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 29, 1990.
        10.13        Intercompany Agreement between COMPASS Design Automation, Inc. and the
                     Company, dated July 1, 1991. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.14        Technology and Software License Agreement dated September 18, 1991 between Raytheon Company and the Company and COMPASS Design Automation,
                     Inc. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.15        Intel/VLSI Stock and Warrant Purchase Agreement between the Company and
                     Intel Corporation ("Intel"), dated July 8, 1992, including form of
                     Warrant. Incorporated by reference from Exhibit to Quarterly Report on
                     Form 10-Q for the fiscal quarter ended September 26, 1992.
        10.16***     Technology and Manufacturing Agreement between Intel Corporation and the
                     Company, dated July 8, 1992, as amended by Addendum Number 1.
                     Incorporated by reference from Exhibit to Amendment Number 1 to Annual
                     Report on Form 10-K for the fiscal year ended December 26, 1992.

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
        10.17**      Addendum #2 to the Technology and Manufacturing Agreement between Intel
                     Corporation and the Company, dated December 2, 1993. Said document is included in the Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.18        Distribution Agreement between Schweber Electronics and the Company, dated March 24, 1987. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.19        Semi Custom Addendum to Distribution Agreement referenced in Exhibit
                     10.18. Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 27, 1987.
        10.20        Build to Suit Lease, as amended, between the Company and the Mariani
                     Group of Companies dated as of April 27, 1981, for property located at
                     1101 McKay Drive, San Jose, California. Incorporated by reference from
                     Exhibit to Registration Statement on Form S-1, No. 2-81485.
        10.21        Amendments dated as of February 24, 1983 and February 1, 1984 to Build to
                     Suit Lease dated as of April 27, 1981 referenced in Exhibit 10.20.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1983.
        10.22        Net Building Space Lease dated February 15, 1985 between Mariani
                     Financial Company and the Company for a property located at 1865 Lundy
                     Drive, San Jose, California. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 30, 1984.
        10.23        Amendment to Build to Suit Lease, dated as of April 22, 1992, referenced in Exhibit 10.20. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.24        Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC
                     Limited Partnership, dated October 1, 1986, for property in Tempe,
                     Arizona. Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 27, 1987.
        10.25        Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC
                     Limited Partnership, dated July 1, 1987, for property in Tempe, Arizona.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.26        Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibit
                     10.24 and 10.25. Incorporated by reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.27        ASU Research Park Ground Sublease, dated as of December 18, 1990, between
                     Price-Elliott Research Park, Inc. and the Company. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
        10.28        Lease dated as of May 6, 1988, between Bank Building Partnership and the
                     Company for property located at 1117 and 1125 McKay Drive, San Jose,
                     California. Incorporated by reference from Exhibit to Annual Report on
                     Form 10-K for the fiscal year ended December 25, 1988.

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
        10.29        First Amendment to Lease dated as of December 29, 1988, between Bank
                     Building Partnership and the Company for property located at 1117 and
                     1125 McKay Drive, San Jose, California. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     25, 1988.
        10.30        Second Amendment to Lease dated as of November 20, 1989, between Bank
                     Building Partnership and the Company for property located at 1117 and
                     1125 McKay Drive, San Jose, California. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     31, 1989.
        10.31        Third Amendment to Lease dated as of March 20, 1990, between Bank
                     Building Partnership and the Company for property located at 1117 and
                     1125 McKay Drive, San Jose, California. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     31, 1989.
        10.32        Revised Exhibit A to Lease dated May 6, 1988 between Bank Building
                     Partnership and the Company. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
        10.33        Lease dated as of August 12, 1991, between Callahan-Pentz Properties,
                     Ringwood Court One and the Company for property located at 1110 Ringwood
                     Court, San Jose, California. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.34        Lease dated as of February 15, 1993, between Sumitomo Life Realty (N.Y.),
                     Inc. and the Company for property located at 67 South Bedford Street,
                     Suite 304-W, Burlington, Massachusetts. Incorporated by reference from
                     Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
                     March 27, 1993.
        10.35        Lease dated as of July 20, 1993, between Callahan-Pentz Properties and the Company for property located at 1120 Ringwood Court, San Jose,
                     California. Said lease is included in the Exhibit to Annual Report on
                     Form 10-K for the fiscal year ended December 25, 1993.
        10.36        Commitment Letter between Security Pacific Equipment Leasing, Inc. and the Company, dated October 27, 1988. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     25, 1988.
        10.37        The First National Bank of Boston Line of Credit for the Company and its
                     subsidiaries, dated November 30, 1988. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     25, 1988.
        10.38        Amendment to First National Bank of Boston Line of Credit for the Company
                     and its subsidiaries, dated November 30, 1989. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1989.
        10.39        Credit Agreement dated as of March 29, 1991 with The First National Bank of Boston and Bank of America National Trust and Savings Association.
                     Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 1991.
        10.40        Amendment dated September 27, 1991, to Credit Agreement dated as March
                     29, 1991, with The First National Bank of Boston and Bank of America
                     National Trust and Savings Association. Incorporated by reference from
                     Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 28, 1991.
        10.41        Letter Amendment dated October 21, 1992 to Credit Agreement dated as of
                     March 29, 1991, as amended, with the First National Bank of Boston and
                     Bank of America National Trust and Savings Association. Incorporated by
                     reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
        10.42        Letter Amendment dated January 20, 1993, cancelling the Credit Agreement dated as of March 29, 1991, and subsequent amendments, with the First
                     National Bank of Boston and Bank of America National Trust and Savings
                     Association. Incorporated by reference from Exhibit to Annual Report on
                     Form 10-K for the fiscal year ended December 26, 1992.
        10.43        Loan and Security Agreement between Barclays Leasing, Inc. and the
                     Company and Amendment thereto, each dated March 28, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.44        Loan and Security Agreement between Barclays Leasing, Inc. and the
                     Company and Amendment thereto, each dated September 27, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.45        Loan and Security Agreement between Barclays Leasing, Inc. and the
                     Company and Amendment thereto, each dated December 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.46        Loan and Security Agreement between Barclays Leasing, Inc. and the
                     Company and Amendment thereto, each dated June 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.47        Equipment Financing Agreement between New England Capital Corporation and the Company, dated August 12, 1991. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     28, 1991.
        10.48        Loan and Security Agreement between LB Credit Corporation and the
                     Company, dated October 11, 1991 and Amendment thereto, dated November 27,
                     1991. Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.49        Master Security Agreement between The CIT Group/Equipment Financing, Inc.
                     and the Company, dated December 19, 1991. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     28, 1991.
        10.50        Loan and Security Agreement between Household Bank and the Company, dated
                     March 25, 1992. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.51        Loan and Security Agreement between Household Bank and the Company, dated
                     June 24, 1992. Incorporated by reference from Exhibit to Annual Report on
                     Form 10-K for the fiscal year ended December 26, 1992.
        10.52        Loan and Security Agreement between AT&T and the Company, dated September
                     24, 1993. Said agreement is identical to two additional agreements dated
                     September 14, 1993. The first document is included in the Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.53        Loan and Security Agreement and Promissory Note between CIT Group and the
                     Company, dated December 15, 1993. Said agreement is included in the
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     25, 1993.
        10.54        Equipment Leasing Agreement between NEMLC Leasing Associates, No. 3 and the Company, dated December 19, 1988. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     25, 1988.
        10.55        Equipment Leasing Agreement between Valley Bank Leasing, Inc. and the
                     Company, dated January 10, 1990. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31,
                     1989.

        EXHIBIT
         NUMBER                                     DESCRIPTION
        --------     -------------------------------------------------------------------------
        10.56        Equipment Lease, dated as of March 26, 1990, between BA Leasing and
                     Capital Corporation and the Company. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     29, 1990.
        10.57        Master Lease Agreement between Sentry Financial Corporation and the
                     Company, dated January 2, 1991. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.58        Master Lease 2094759 Lease Renewal Contracts with Guaranteed Purchase
                     Options between Ellco Leasing Corporation and the Company, each dated
                     December 30, 1992, relating to Schedules 034, 037, 038, 041 & 043 and
                     Schedules 044, 045, 046, 048, 049, 050, 051, 052 & 053, respectively.
                     Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.59        Master Lease 2304202 Lease Renewal Contract with Guaranteed Purchase
                     Option between GE Capital Corp. and the Company, dated December 30, 1992, relating to Schedules 002, 003, 004 & 007. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                     26, 1992.
        10.60*       Form of Management Continuity Agreement by and between the Company and each of the following officers of the Company: Donald L. Ciffone, Gregory
                     K. Hinckley, L. Don Maulsby, Dieter J. Mezger, Thomas F. Mulvaney, C.
                     Clifford Roe and Alfred J. Stein. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26,
                     1992.
        10.61**      Technology License dated September 15, 1993 between COMPAQ Computer
                     Corporation and the Company. Said agreement is included in the Exhibit to
                     Annual Report on Form 10-K/A for the fiscal year ended December 25, 1993.
        10.62**      QUADNOTE(TM) Chipset Cooperation Agreement dated September 15, 1993 be-
                     tween COMPAQ Computer Corporation and the Company. Said agreement is included in the Exhibit to Annual Report on Form 10-K/A for the fiscal year ended December 25, 1993.
        10.63**      SCAMP(TM) IV Chipset Cooperation Agreement dated September 15, 1993 between COMPAQ Computer Corporation and the Company. Said agreement is included in the Exhibit to Annual Report on Form 10-K/A for the fiscal year ended December 25, 1993.
        11           Calculation of Earnings Per Share (for the three fiscal years ending
                     December 25, 1993).
        21           Subsidiaries of the Company.
        23           Consent of Ernst & Young, Independent Auditors (see page 49).
        24           Power of Attorney (see page S-8).

- ---------------

  * Denotes a compensation plan in which an executive officer participates.

 ** Denotes a document for which SEC confidential treatment has been requested for selected portions.

*** Denotes a document for which confidential treatment has been granted for selected portions.

     (d) Financial Statement Schedules

     See Item 14(a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            VLSI TECHNOLOGY, INC.
                                            (Registrant)

                                            By:      GREGORY K. HINCKLEY
                                                     Gregory K. Hinckley
                                                     Vice President, Finance and
                                                     Chief Financial Officer

                                            Date: April 11, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  Signature                                  Title                     Date
                 ------------                              ---------                 --------
          /s/  ALFRED J. STEIN*                 Chairman of the Board, Chief        April 11, 1994
              (Alfred J. Stein)                   Executive Officer, President
                                                  (Principal Executive Officer)
                                                  and Director

             GREGORY K. HINCKLEY                Vice President, Finance            April 11, 1994
            (Gregory K. Hinckley)                 and Chief Financial Officer
                                                  (Principal Financial Officer)


       /s/  BALAKRISHNAN S. IYER*               Vice President and Controller      April 11, 1994
           (Balakrishnan S. Iyer)                 (Principal Accounting Officer)


        /s/  PIERRE S. BONELLI*                 Director                           April 11, 1994
            (Pierre S. Bonelli)


         /s/ ROBERT P. DILWORTH                 Director                           April 11, 1994
            (Robert P. Dilworth)


            /s/  JAMES J. KIM*                  Director                           April 11, 1994
                (James J. Kim)


          /s/  HORACE H. TSIANG*                Director                           April 11, 1994
              (Horace H. Tsiang)


          *By: GREGORY K. HINCKLEY
                Attorney-in-fact

                               INDEX TO EXHIBITS

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
         3.1         Restated Certificate of Incorporation filed with the Secretary    -- --
                     of State of the State of Delaware on September 16, 1987.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 27, 1987.
         3.2         Certificate of Designation of Rights, Preferences and             -- --
                     Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on August 12,
                     1992. Incorporated by reference from Exhibit to Quarterly
                     Report on Form 10-Q for the fiscal quarter ended September 26,
                     1992.
         3.3         Certificate of Amendment of Restated Certificate of               -- --
                     Incorporation filed with the Secretary of State of the State of
                     Delaware on August 20, 1992. Incorporated by reference from
                     Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
         3.4         Restated Bylaws of the Company, as amended, effective August      -- --
                     27, 1993. Incorporated by reference from Exhibit to Quarterly
                     Report on Form 10-Q for the fiscal quarter ended September 25,
                     1993.
         4.1         The Company hereby agrees to file upon request of the             -- --
                     Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its
                     subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
         4.2         See Exhibits 3.1, 3.2 and 3.3.                                    -- --
         4.3         Indenture, dated as of May 1, 1987, between the Company and       -- --
                     Citibank N.A., Trustee, with respect to issuance of $57,500,000 of 7% Convertible Subordinated Debentures due May 1, 2012.
                     Incorporated by reference from Exhibit to Registration
                     Statement on Form S-3, No. 33-13463.
         4.4         Form of 7% Convertible Subordinated Debenture due May 1, 2012.    -- --
                     Incorporated by reference from Exhibit to Registration
                     Statement on Form S-3, No. 33-13463.
         4.5         Common Shares Rights Agreement, dated as of November 7, 1989,     -- --
                     by and between the Company and the First National Bank of
                     Boston, as Rights Agent, including the form of Rights
                     Certificate attached as Exhibit A thereto. Incorporated by reference from Exhibit to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November
                     20, 1989.
        4.6          First Amended and Restated Rights Agreement (the "Restated        -- --
                     Rights Agreement") by and between the Company and First
                     National Bank of Boston, dated August 12, 1992, including form of Rights Certificate. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 26, 1992.
        4.7          Amendment Number 1 to the Restated Rights Agreement, dated        -- --
                     August 24, 1992. Incorporated by reference from Exhibit to
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 26, 1992.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
        10.1*        Letter Agreement between the Company and Alfred J. Stein, dated    -- --
                     March 1, 1982. Incorporated by reference from Exhibit to
                     Registration Statement on Form S-1, No. 2-81485.
        10.2*        1982 Incentive Stock Option Plan, as amended May 9, 1991, and     -- --
                     form of option agreement used thereunder. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.3*        1983 Junior Incentive Stock Plan, as amended, and form of         -- --
                     agreement used thereunder. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 25, 1983.
        10.4*        Registration Rights Agreement dated as of January 16, 1984        -- --
                     among the Company and certain security holders of the Company.
                     Incorporated by reference from Exhibit to Registration
                     Statement on Form S-1, No. 2-81485.
        10.5*        Executive Performance Incentive Plan. Incorporated by reference    -- --
                     from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1985.
        10.6*        1986 Directors' Stock Option Plan, as amended, and Forms of       -- --
                     Option Agreement for use with such plan. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1986.
        10.7*        1992 Stock Plan and form of option agreement used thereunder.     -- --
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.8         COMPASS Design Automation, Inc. Series A Preferred Stock and      -- --
                     Common Stock Purchase Agreement, dated December 27, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.9*        Amended and Restated Employee Stock Purchase Plan, as amended     -- --
                     February 10, 1993. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December
                     26, 1992.
        10.10*       COMPASS Design Automation, Inc. 1992 Stock Option Plan.           -- --
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 26, 1992.
        10.11        Proprietary Software OEM License between the Company and Xidak,    -- --
                     Inc., dated January 1, 1987. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 27, 1987.
        10.12        Joint Venture and Shareholder Agreement, dated as of November     -- --
                     28, 1990, between Advanced RISC Machines Holdings Limited,
                     Acorn Computers Limited, Apple Computer (UK) Limited and the
                     Company. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 29,
                     1990.
        10.13        Intercompany Agreement between COMPASS Design Automation, Inc.    -- --
                     and the Company, dated July 1, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        10.14        Technology and Software License Agreement dated September 18,     -- --
                     1991 between Raytheon Company and the Company and COMPASS
                     Design Automation, Inc. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 28, 1991.
        10.15        Intel/VLSI Stock and Warrant Purchase Agreement between the       -- --
                     Company and Intel Corporation ("Intel"), dated July 8, 1992, including form of Warrant. Incorporated by reference from
                     Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
        10.16***     Technology and Manufacturing Agreement between Intel              -- --
                     Corporation and the Company, dated July 8, 1992, as amended by
                     Addendum Number 1. Incorporated by reference from Exhibit to
                     Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.17**      Addendum #2 to the Technology and Manufacturing Agreement         -- --
                     between Intel Corporation and the Company, dated December 2,
                     1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.18        Distribution Agreement between Schweber Electronics and the       -- --
                     Company, dated March 24, 1987. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 27, 1987.
        10.19        Semi Custom Addendum to Distribution Agreement referenced in      -- --
                     Exhibit 10.18. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 27,
                     1987.
        10.20        Build to Suit Lease, as amended, between the Company and the      -- --
                     Mariani Group of Companies dated as of April 27, 1981, for property located at 1101 McKay Drive, San Jose, California.
                     Incorporated by reference from Exhibit to Registration
                     Statement on Form S-1, No. 2-81485.
        10.21        Amendments dated as of February 24, 1983 and February 1, 1984     -- --
                     to Build to Suit Lease dated as of April 27, 1981 referenced in
                     Exhibit 10.20. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 25,
                     1983.
        10.22        Net Building Space Lease dated February 15, 1985 between          -- --
                     Mariani Financial Company and the Company for a property
                     located at 1865 Lundy Drive, San Jose, California. Incorporated
                     by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1984.
        10.23        Amendment to Build to Suit Lease, dated as of April 22, 1992,     -- --
                     referenced in Exhibit 10.20. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 26, 1992.
        10.24        Ground Sublease between Price-Elliott Research Park, Inc., and    -- --
                     ADIMIC Limited Partnership, dated October 1, 1986, for property in Tempe, Arizona. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December
                     27, 1987.
        10.25        Ground Sublease between Price-Elliott Research Park, Inc., and    -- --
                     ADIMIC Limited Partnership, dated July 1, 1987, for property in
                     Tempe, Arizona. Incorporated by reference from Exhibit to
                     Annual Report on Form 10-K for the fiscal year ended December
                     27, 1987.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
        10.26        Agreement between ADIMIC Limited Partnership and the Company      -- --
                     assigning interest of lessee under the two Ground Subleases referred to in Exhibit 10.24 and 10.25. Incorporated by
                     reference from Exhibits to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.27        ASU Research Park Ground Sublease, dated as of December 18,       -- --
                     1990, between Price-Elliott Research Park, Inc. and the
                     Company. Incorporated by reference from Exhibit to Annual
                     Report on Form 10-K for the fiscal year ended December 29,
                     1990.
        10.28        Lease dated as of May 6, 1988, between Bank Building              -- --
                     Partnership and the Company for property located at 1117 and
                     1125 McKay Drive, San Jose, California. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1988.
        10.29        First Amendment to Lease dated as of December 29, 1988, between    -- --
                     Bank Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San Jose, California.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 25, 1988.
        10.30        Second Amendment to Lease dated as of November 20, 1989,          -- --
                     between Bank Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San Jose, California.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 31, 1989.
        10.31        Third Amendment to Lease dated as of March 20, 1990, between      -- --
                     Bank Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San Jose, California.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 31, 1989.
        10.32        Revised Exhibit A to Lease dated May 6, 1988 between Bank         -- --
                     Building Partnership and the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
        10.33        Lease dated as of August 12, 1991, between Callahan-Pentz         -- --
                     Properties, Ringwood Court One and the Company for property located at 1110 Ringwood Court, San Jose, California.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.34        Lease dated as of February 15, 1993, between Sumitomo Life        -- --
                     Realty (N.Y.), Inc. and the Company for property located at 67
                     South Bedford Street, Suite 304-W, Burlington, Massachusetts.
                     Incorporated by reference from Exhibit to Quarterly Report on
                     Form 10-Q for the fiscal quarter ended March 27, 1993.
        10.35        Lease dated as of July 20, 1993, between Callahan-Pentz           -- --
                     Properties and the Company for property located at 1120
                     Ringwood Court, San Jose, California. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.36        Commitment Letter between Security Pacific Equipment Leasing,     -- --
                     Inc. and the Company, dated October 27, 1988. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1988.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
        10.37        The First National Bank of Boston Line of Credit for the          -- --
                     Company and its subsidiaries, dated November 30, 1988.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 25, 1988.
        10.38        Amendment to First National Bank of Boston Line of Credit for     -- --
                     the Company and its subsidiaries, dated November 30, 1989.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 31, 1989.
        10.39        Credit Agreement dated as of March 29, 1991 with The First        -- --
                     National Bank of Boston and Bank of America National Trust and
                     Savings Association. Incorporated by reference from Exhibit to
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     March 30, 1991.
        10.40        Amendment dated September 27, 1991, to Credit Agreement dated     -- --
                     as March 29, 1991, with The First National Bank of Boston and
                     Bank of America National Trust and Savings Association.
                     Incorporated by reference from Exhibit to Quarterly Report on
                     Form 10-Q for the fiscal quarter ended September 28, 1991.
        10.41        Letter Amendment dated October 21, 1992 to Credit Agreement       -- --
                     dated as of March 29, 1991, as amended, with the First National
                     Bank of Boston and Bank of America National Trust and Savings
                     Association. Incorporated by reference from Exhibit to
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     September 26, 1992.
        10.42        Letter Amendment dated January 20, 1993, cancelling the Credit    -- --
                     Agreement dated as of March 29, 1991, and subsequent
                     amendments, with the First National Bank of Boston and Bank of
                     America National Trust and Savings Association. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.43        Loan and Security Agreement between Barclays Leasing, Inc. and    -- --
                     the Company and Amendment thereto, each dated March 28, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.44        Loan and Security Agreement between Barclays Leasing, Inc. and    -- --
                     the Company and Amendment thereto, each dated September 27,
                     1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.45        Loan and Security Agreement between Barclays Leasing, Inc. and    -- --
                     the Company and Amendment thereto, each dated December 27,
                     1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.46        Loan and Security Agreement between Barclays Leasing, Inc. and    -- --
                     the Company and Amendment thereto, each dated June 27, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.47        Equipment Financing Agreement between New England Capital         -- --
                     Corporation and the Company, dated August 12, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        --------     ---------------------------------------------------------------
        10.48        Loan and Security Agreement between LB Credit Corporation and     -- --
                     the Company, dated October 11, 1991 and Amendment thereto, dated November 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 28, 1991.
        10.49        Master Security Agreement between The CIT Group/Equipment         -- --
                     Financing, Inc. and the Company, dated December 19, 1991.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 28, 1991.
        10.50        Loan and Security Agreement between Household Bank and the        -- --
                     Company, dated March 25, 1992. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 26, 1992.
        10.51        Loan and Security Agreement between Household Bank and the        -- --
                     Company, dated June 24, 1992. Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 26, 1992.
        10.52        Loan and Security Agreement between AT&T and the Company, dated    -- --
                     September 24, 1993. Said agreement is identical to two
                     additional agreements dated September 14, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.53        Loan and Security Agreement and Promissory Note between CIT       -- --
                     Group and the Company, dated December 15, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.54        Equipment Leasing Agreement between NEMLC Leasing Associates,     -- --
                     No. 3 and the Company, dated December 19, 1988. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1988.
        10.55        Equipment Leasing Agreement between Valley Bank Leasing, Inc.     -- --
                     and the Company, dated January 10, 1990. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
        10.56        Equipment Lease, dated as of March 26, 1990, between BA Leasing    -- --
                     and Capital Corporation and the Company. Incorporated by
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
        10.57        Master Lease Agreement between Sentry Financial Corporation and    -- --
                     the Company, dated January 2, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.58        Master Lease 2094759 Lease Renewal Contracts with Guaranteed      -- --
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

                                                                                    SEQUENTIALLY
        EXHIBIT                                                                       NUMBERED
          NO.                                    EXHIBIT                            PAGE NUMBER
        10.59        Master Lease 2304202 Lease Renewal Contract with Guaranteed       -- --
                     Purchase Option between GE Capital Corp. and the Company, dated
                     December 30, 1992, relating to Schedules 002, 003, 004 & 007.
                     Incorporated by reference from Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 26, 1992.
        10.60*       Form of Management Continuity Agreement by and between the        -- --
                     Company and each of the following officers of the Company:
                     Donald L. Ciffone, Gregory K. Hinckley, L. Don Maulsby, Dieter
                     J. Mezger, Thomas F. Mulvaney, C. Clifford Roe and Alfred J.
                     Stein. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.61**      Technology License dated September 15, 1993 between COMPAQ Com-
                     puter Corporation and the Company said agreement is included in the Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993 .......................................
        10.62**      QUADNOTE(TM) Chipset Cooperation Agreement dated September 15,
                     1993 between COMPAQ Computer Corporation and the Company said agreement is included in the Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 25, 1993 ..............
        10.63**      SCAMP(TM) IV Chipset Cooperation Agreement dated September 15,
                     1993 between COMPAQ Computer Corporation and the Company said agreement is included in the Exhibit to Annual Report on Form
                     10-K for the fiscal year ended December 25, 1993 ..............
        11           Calculation of Earnings Per Share (for the three fiscal years     -- --
                     ending December 25, 1993). Incorporated by reference from
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 25, 1993.
        21           Subsidiaries of the Company. Incorporated by reference from       -- --
                     Exhibit to Annual Report on Form 10-K for the fiscal year ended
                     December 25, 1993.
        23           Consent of Ernst & Young, Independent Auditors. Incorporated by    -- --
                     reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        24           Power of Attorney. Incorporated by reference from Exhibit to      -- --
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