Form 10-Q
period 1994-04-01
VLSI TECHNOLOGY INC
filed 1994-05-09
CIK 704386

                                 UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 1994

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-11879





                             VLSI TECHNOLOGY, INC.

             (Exact name of registrant as specified in its charter)

                         DELAWARE                            94-2597282
             (State or other jurisdiction of               (I.R.S. Employer
             incorporation or organization)               Identification No.)

       1109 MCKAY DRIVE, SAN JOSE, CALIFORNIA                     95131
      (Address of principal executive offices)                  (Zip Code)

                                 (408) 434-3000

              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  (X)       No  (  )

    Shares outstanding of the Registrant's Common Stock as of April 1, 1994:

                                                                      35,423,857

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                            VLSI  TECHNOLOGY,  INC.

        CONSOLIDATED  CONDENSED  STATEMENTS  OF OPERATIONS - unaudited
                  (thousands except share per share amounts)



                                                                                  Quarter  Ended
                                                                          --------------------------------
                                                                           April 1,           March 27,
                                                                             1994                 1993
                                                                             ----                 ----
Net revenues                                                              $   138,123          $   117,303

Cost of sales                                                                  83,021               78,691
                                                                          -----------           ----------

Gross profit                                                                   55,102               38,612
                                                                          -----------           ----------

Operating expenses
  Research and development                                                     23,640               18,790
  Marketing, general and
  administrative                                                               23,114               20,185
                                                                         ------------         ------------

Operating income (loss)                                                         8,348                 (363)

Interest income and other expenses, net                                           802                  366
Interest expense                                                               (2,004)              (2,153)
                                                                         ------------         ------------

Income (loss) before provision for taxes on income                              7,146               (2,150)

Provision for taxes on income                                                   1,785                    -
                                                                          -----------           ----------

Net income (loss)                                                         $     5,361           $   (2,150)
                                                                          ===========           ==========

Net income (loss) per share                                               $       .15           $     (.06)
                                                                          ===========           ==========

Weighted average common and
  common equivalent shares
  outstanding                                                              36,802,421           33,150,574
                                                                           ==========           ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                            VLSI  TECHNOLOGY,  INC.

             CONSOLIDATED  CONDENSED  BALANCE  SHEETS - unaudited
                                  (thousands)


                                                                          April 1,               December 25,
                                                                            1994                    1993
                                                                           -------                 -------
ASSETS

Current assets:
   Cash and cash equivalents                                            $    34,583               $   41,536
   Liquid investments                                                        40,944                   31,100
   Accounts receivable, net of allowance for doubtful
      accounts and customer returns of $1,900
      ($2,250 at December 25, 1993)                                          72,566                   70,666
   Inventories:
      Raw materials                                                           6,775                    8,831
      Work-in-process                                                        39,218                   39,178
      Finished goods                                                          6,113                   14,103
                                                                        -----------              -----------
  Total inventories                                                          52,106                   62,112

   Deferred and refundable income taxes                                      11,966                   11,966
   Prepaid expenses and other current assets                                  4,401                    5,066
                                                                        -----------              -----------
        Total current assets                                                216,566                  222,446


Property, plant and equipment, at cost                                      432,725                  412,693
Accumulated depreciation and amortization                                  (241,158)                (228,767)
                                                                        -----------              -----------
   Net property, plant and equipment                                        191,567                  183,926

Other assets                                                                  6,777                    5,851
                                                                        -----------              -----------

TOTAL ASSETS                                                            $   414,910               $  412,223
                                                                        ===========              ===========


See accompanying Notes to Consolidated Condensed Financial Statements.

                           VLSI  TECHNOLOGY,  INC.

       CONSOLIDATED  CONDENSED  BALANCE SHEETS - unaudited (continued)
                     (thousands except per share amounts)


                                                                           April 1,               December 25,
                                                                             1994                    1993
                                                                             -----                   ----

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                     $    37,574              $    39,446
   Accrued compensation and benefits                                         17,361                   15,762
   Deferred income                                                            8,338                    9,121
   Reserve for special charge                                                 7,342                    7,866
   Other accrued liabilities                                                 22,505                   21,222
   Current capital lease obligations                                          8,507                    8,314
   Current portion of long-term debt                                          5,976                    6,292
                                                                        -----------               ----------
      Total current liabilities                                             107,603                  108,023

Non-current capital lease obligations                                         8,617                   10,944

Long-term debt                                                               74,127                   74,911

Deferred income taxes                                                         5,837                    5,837

Stockholders' equity:
   Preferred Shares, $.01 par value                                               -                        -
   Common Stock, $.01 par value                                                 354                      351
   Junior Common Stock, $.01 par value                                            -                        2
   Additional paid-in capital                                               221,547                  221,013
   Accumulated deficit                                                       (3,175)                  (8,536)
   Stockholders' notes receivable                                                 -                     (322)
                                                                        -----------                ---------

       Total stockholders' equity                                           218,726                  212,508
                                                                       ------------               ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $   414,910               $  412,223
                                                                        ===========               ==========


See accompanying Notes to Consolidated Condensed Financial Statements.

                           VLSI  TECHNOLOGY,  INC.

       CONSOLIDATED  CONDENSED  STATEMENTS  OF CASH  FLOWS - unaudited

                                 (thousands)

                                                                                     Quarter  Ended
                                                                          -------------------------------------
                                                                           April 1,                  March 27,
                                                                             1994                      1993
                                                                             ----                      ----
                                                                               Increase (decrease) in cash
                                                                                   and cash equivalents
Operating activities:
  Net income (loss)                                                       $     5,361             $    (2,150)
  Adjustments to reconcile net income (loss)
     to cash generated by operations:
        Depreciation and amortization                                          14,649                  11,409

        Changes in operating assets and liabilities:
         Accounts receivable                                                   (1,900)                 (2,572)

         Inventories                                                           10,006                   5,858
         Accounts payable, accrued liabilities
           and deferred income                                                   (297)                  2,401

         Other                                                                   (676)                   (246)
                                                                          -----------             -----------
        Cash generated by operations                                           27,143                  14,700
                                                                          -----------             -----------

Investing activities:
  Purchases of liquid investments                                             (37,061)                      -
  Proceeds from sales and maturities of liquid investments                     27,205                       -
  Purchases of property, plant and equipment                                  (20,853)                (14,967)
  Other                                                                          (200)                   (217)
                                                                          -----------             -----------
    Net cash flow used for investing activities                               (30,909)                (15,184)
                                                                          -----------             -----------

Financing activities:
  Payments on debt and capital lease obligations                               (4,056)                 (3,820)
  Issuance of Common Shares, net                                                  869                     (56)
                                                                          -----------             -----------
    Net cash flow used for financing activities                                (3,187)                 (3,876)
                                                                          -----------             -----------

Net decrease in cash and cash equivalents                                      (6,953)                 (4,360)
Cash and cash equivalents, beginning of period                                 41,536                  69,674
                                                                          -----------             -----------
Cash and cash equivalents, end of period                                  $    34,583             $    65,314
                                                                          ===========             ===========

 Supplemental disclosure:
  Cash outflows for property, plant and equipment                         $    20,853             $    14,967
    Add: Secured equipment loans                                                  822                       -
    Add: Capital lease obligations incurred                                         -                   4,273
                                                                          -----------             -----------
      Property, plant and equipment additions                             $    21,675             $    19,240
                                                                          ===========             ===========

  Interest paid                                                           $     1,038             $     1,253
                                                                          ===========             ===========
  Income taxes paid (refund), net                                         $        77             $      (277)
                                                                          ===========             ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                           VLSI  TECHNOLOGY,  INC.

          NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS


    1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report to Stockholders on Form 10-K for the year ended December 25, 1993 (the 1993 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1993 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter ended April 1, 1994 are not necessarily indicative of the results that may be expected for the year ending December 30, 1994.

    2. Effective with the beginning of fiscal 1994, the Company changed its fiscal year end from the last Saturday in December to the last Friday in December. While most fiscal years consist of 52 weeks, fiscal 1994 will consist of 53 weeks. The extra week is reflected in the first quarter of 1994, resulting in 14 weeks for the quarter ended April 1, 1994 compared to 13 weeks for the quarter ended March 27, 1993.

    3. The 1994 year-to-date tax provision reflects the benefit of tax credit carryforwards.

    4. The Company is a named defendant in a lawsuit filed by Texas Instruments Incorporated (TI) in 1990 claiming patent infringement. For more information, see Note 4 of Notes to Consolidated Financial Statements on pages 25 and 26 of the Company's 1993 Annual Report and Item 1 in Part II of this Form 10-Q.

             In December 1993, four civil class action complaints relating to the drop in price of VLSI stock were filed in U.S. District Court, Northern District of California, against the Company and certain of its officers and directors, alleging violations of federal securities laws for alleged material misrepresentations and omissions of facts concerning the Company's business. The consolidated amended complaint, known as Waldron et al. vs. Fiebiger et al., Civ. No. C-93-20930-RMW (PVT) (N.D. Cal. filed March 9, 1994), was filed on behalf of the named plaintiffs and all others who purchased the Company's stock between June 28, 1993 and December 3, 1993. On April 25, 1994, the case was dismissed with prejudice as a result of a stipulation entered into by all parties. No consideration was paid.

    5. Effective December 26, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which creates certain classification categories for such investments, based on the nature of the securities and the intent and investment goals of the Company. FAS 115 has been adopted on a prospective basis, and the financial statements of prior years have not been restated. The cumulative effect of the change was not material.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


Under FAS 115, management classifies investments as available-for-sale or held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Marketable equity and debt securities not classified as held-to-maturity are classified as available-for-sale and reported at fair value. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in equity until their disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

All investments at April 1, 1994 are classified as available-for-sale securities. Such investments mature through December 1994 and consist of (in thousands):

                                                                  Gross Unrealized
                                               Amortized         ------------------         Estimated
                                                 Cost           Gains          Losses       Fair Value
                                                 ----           -----          ------       ----------
Liquid investments:
Commercial paper                               $38,419           $ 45           $ 18          $38,446
Corporate short-term notes                       2,537              0             39            2,498
                                               -------           ----           ----          -------
   TOTAL                                       $40,956           $ 45           $ 57          $40,944
                                               =======           ====           ====          =======

Cash equivalents:
Commercial paper                               $13,866           $  0           $  0          $13,866
EuroDollar time deposits                        12,000              0              0           12,000
Money market funds                               8,576              0              0            8,576
                                               -------           ----           ----          -------
   TOTAL                                       $34,442           $  0           $  0          $34,442
                                               =======           ====           ====          =======


VLSI realized no gains or losses on sales of available-for-sale securities for the 14-week quarter ended April 1, 1994. Unrealized holding losses on available-for-sale securities included in stockholders' equity for the first quarter of 1994 were immaterial.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - FIRST QUARTER OF 1994 COMPARED TO THE FIRST QUARTER OF 1993

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the MDA in the 1993 Annual Report.

The following table summarizes the Company's operating results for the 14-week period ended April 1, 1994 as compared to the 13-week period ended March 27, 1993 (dollars in thousands):

                                                                     FIRST QUARTER
                                        ---------------------------------------------------------------------------
                                                            1994                                   1993
                                        --------------------------------------------      -------------------------
                                                         PERCENT          PERCENT                          PERCENT
                                                          OF NET          CHANGE                           OF NET
                                         AMOUNTS         REVENUES        FROM 1993         AMOUNTS        REVENUES
                                         -------         --------        ---------         -------        --------
 Net revenues                           $138,123          100.0%           17.7%           $117,303         100.0%
 Cost of sales                            83,021           60.1             5.5              78,691          67.1
                                        --------          -----            ----            --------         -----

 Gross profit                             55,102           39.9            42.7              38,612          32.9
 Research & development                   23,640           17.1            25.8              18,790          16.0

 Marketing, general & administrative      23,114           16.8            14.5              20,185          17.2
                                        --------           ----            ----            --------          ----

 Operating income (loss)                   8,348            6.0              *                 (363)         (0.3)
 Interest expense & other, net             1,202            0.8           (32.7)              1,787           1.5

 Income taxes                              1,785            1.3              *                    -             -
                                        --------           ----            ----            --------          ----
 Net income (loss)                      $  5,361            3.9              *             $ (2,150)         (1.8)
                                        ========           ====            ====            ========          ====

    *    Not meaningful

The Company reported income of $5.4 million for the first quarter of 1994, compared to a net loss of $2.2 million for the comparable quarter of last year. This change reflects higher revenues and improved gross margins as a percentage of net revenues, partially offset by increases in research and development expenditures for new products and higher marketing, general and administrative expenses to support the increased revenue levels.

Net revenues for the first quarter of 1994 increased 17.7% over the corresponding quarter of 1993 and 3.6% over the fourth quarter of 1993, although a portion of both increases may be attributable to the Company's 14-week first quarter in 1994. The increase in net revenues over the first quarter of 1993 was primarily due to higher average sales prices of the Company's core application-specific integrated circuit products and increased net revenues from recently introduced devices for the portable personal computer (PC) marketplace. Net revenues from the VLSI Product Divisions increased over the comparable period of the prior year as the Company experienced increased volume shipments in the communications and high-end computing markets. Net revenues for the Personal Computer Division increased over the first quarter of 1993, and included a shift in product mix from desktop to portable PC products. Decreased unit volumes for desktop products during the first quarter of 1994 reflect the loss of an International Business Machines Corporation program in 1993. However, during the first quarter of 1994, a substantial increase was experienced in net revenues from the portable PC market as the Company commenced volume shipments of its SCAMPTM IV and QuadNoteTM devices. Net revenues from shipments to Apple Computer, Inc. (Apple) and its subcontractors decreased over the same quarter a year ago as a result of Apple's fourth quarter

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

RESULTS OF OPERATIONS - FIRST QUARTER OF 1994 COMPARED TO THE
FIRST QUARTER OF 1993 (continued)

1993 order cancellations reflecting changes to Apple's product line. Software net revenues for the first quarter of 1994 from the Company's subsidiary, COMPASS Design Automation, Inc. (COMPASS), increased from the first quarter of 1993 due to COMPASS' enhanced market presence in all geographies and increased support revenues from its larger installed base.

International revenues, which include export sales, declined slightly as a percentage of net revenues from the fourth quarter of 1993, accounting for 49.3% of consolidated net revenues in the first quarter of 1994 compared to 51.2% in the fourth quarter of 1993 and 49.7% in the first quarter of 1993.

Gross margin as a percentage of net revenues increased from 32.9% in the first quarter of 1993 to 39.9% in the first quarter of 1994. The increase reflects a change in sales mix to integrated circuit products with generally higher gross margins and improved manufacturing efficiency. In addition, the percentage of software revenues, which carry higher gross margins, increased. Gross margins in the first quarter of 1993 were negatively affected by a manufacturing process difficulty isolated in a single manufacturing facility and affecting a limited number of customers.

The Company experienced a decrease in gross margins from the fourth quarter 1993 level of 44.2% to 39.9% in the first quarter of 1994 reflecting a change in product mix, which included a higher proportion of recently introduced products for the portable computer market that currently have lower margins, as well as additional reserves taken on older X86 chip sets. In the first quarter of 1994, the Company initiated volume shipments of two devices for the portable PC market that currently have low gross margins. These shipments adversely affected gross margins in the first quarter of 1994. The Company is implementing die size reductions on these products but does not expect improved gross margins on these products until the second half of 1994. No assurance can be given that such die size reductions will be successful or that, if successful, gross margins on these products will actually improve.

The Company's gross margins are also affected by variations in semiconductor manufacturing operations, including defect densities, scheduled and unscheduled plant shutdowns and wafer yields. Depending upon the nature and reasons for such variations, differences in cost can either be inventoried as capitalized manufacturing variances and expensed to cost of sales as the related product is sold (often in a subsequent quarter) or charged to cost of sales in the period incurred. In general, material unusual, unfavorable variances are expensed to the period in which incurred while other variances are capitalized. For example, cost of sales for the first quarter of 1993 included charges for an isolated manufacturing process difficulty encountered during that quarter.

Total research and development expenditures in the first quarter of 1994 increased by $4.9 million compared to the same 1993 period. This increase reflects higher expenses for the development of new products and technologies for the electronic design automation software market, for design and development of devices for portable and handheld PCs, and for network and wireless devices. VLSI is also continuing to invest in new manufacturing technologies. Marketing, general and administrative expenses decreased as a percentage of net revenues between the first quarter of 1993 and the first quarter of 1994, although the total expense increased by $2.9 million. The growth in marketing, general and administrative expenses from

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

RESULTS OF OPERATIONS - FIRST QUARTER OF 1994 COMPARED TO THE FIRST QUARTER OF 1993 (continued)

the first quarter of 1993 to the first quarter of 1994 supported the Company's higher revenue and employee census levels.

Interest expense and other, net, decreased to $1.2 million in the current quarter from $1.8 million in the comparable period a year ago. The decline reflects a one-time increase in interest income from a shareholder note collected in the first quarter of 1994, along with lower interest expense and a positive impact from foreign currency hedging activities.

The Company's 1994 first quarter tax rate of 25% reflects the utilization of tax credit carryforwards. No tax provision was reported in the first quarter of 1993 due to the net loss.

On the first day of the 1994 fiscal year, the Company adopted Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The effect of the change on the Company's financial statements was not material.

FACTORS AFFECTING FUTURE RESULTS

As discussed in the 1993 Annual Report, the semiconductor industry has historically been cyclical and is characterized by shortening product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments, intense competition and wide fluctuations in product supply and demand. The Company's products are susceptible to pricing pressures and the Company continually pursues cost reductions in the form of process enhancements and die size reductions in order to maintain favorable gross margins. Future gross margins will also vary with the general condition of the economy, customer acceptance of new technologies and products, shifts in product mix and the success of ongoing manufacturing cost reduction activities. The Company, from time to time, may begin risk production of new products based on market conditions. This could result in potentially adverse impacts to the Company's financial performance. As an example of risk production, the Company may begin to ramp production of its SuperCoreTM chip set device for PentiumTM-based computer systems prior to the full qualification of the device and prior to the receipt of significant customer orders. Accordingly, if the current product design is not production-worthy, the Company would be required to write off the work-in-process inventory value of the devices and face the loss of potentially significant revenues from the device in the second half of the year.

The Company is making significant investments in research and development of new products for all of its market segments in 1994. New product development often requires long-term forecasting of market trends, development and implementation of new processes and technologies and a substantial capital commitment. No assurance can be given that the Company's product and process development efforts will be successful or that new product introductions will achieve market acceptance. For example, the Company has expended considerable financial and technical resources in the development of its PolarTM product, a device for the handheld computer market integrating Intel Corporation's 386SLTM microprocessor. Some major computer manufacturers no longer view 386 technology as a viable solution for the handheld market and are now focusing on the utilization of 486-based devices for handheld computer applications. Specifically, in the first quarter of 1994, Compaq Computer Corporation (Compaq) reduced its development efforts with the Company for 386-based handheld computer products. This, along with the limited success of certain other

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

FACTORS AFFECTING FUTURE RESULTS (continued)

handheld computer devices, leads the Company to believe that significant uncertainty exists as to the timing and revenue potential of handheld products in general.

Other factors that may adversely affect VLSI's future results include customer concentration, pending litigation and contingencies, environmental regulations and earthquakes. (See the 1993 Annual Report for a more detailed discussion of Factors Affecting Future Results.)

Approximately 62% of the Company's net revenues for the first quarter of 1994 were derived from sales to its top 20 customers, a large percentage of which are in the personal computer business. The personal computer market is volatile and subject to significant shifts in demand and severe pricing pressures. As a result of this concentration of its customer base, the Company's operating results would be materially adversely affected by the loss of business from, or the cancellation of orders by, any such customers. During the first quarter of 1994, the Company experienced such a decrease in orders from Apple, which resulted in a decrease in Apple net revenues from 19% in the 1993 fiscal year to 12% during the first quarter of 1994. The Company expects further declines in net revenues from Apple through the remainder of 1994. Additionally, Compaq, also in the personal computer business, accounted for 21% of net revenues during the first quarter of 1994. The Company anticipates that Compaq will represent a higher percentage of net revenues in the second quarter of 1994.

The status of the Company's material legal proceedings are set forth in
Item 1, Part II of this Form 10-Q. Four class action litigation claims were filed during the fourth quarter of 1993 and were subsequently consolidated during the first quarter of 1994 to a single action, Waldron et al. vs. Fiebiger, et al. The claim related to a decrease in the market price of the Company's Common Stock in December 1993. On April 25, 1994, the case was dismissed with prejudice as a result of a stipulation entered into by all parties. No consideration was paid.

The Company cannot accurately predict the eventual outcome of the remaining matter with TI. Management believes the ultimate outcome of this matter will not result in a material adverse effect on VLSI's consolidated financial position or results of operations. An unfavorable outcome could, however, have an adverse effect on VLSI's future business operations and could be material to any particular quarter's results of operations. In addition, the ongoing costs of defending lawsuits utilizes cash and management resources.

LIQUIDITY AND CAPITAL RESOURCES

VLSI generates cash from operations, equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering and payments of debt and lease obligations.

At April 1, 1994, total cash and cash equivalents decreased $7.0 million from 1993 fiscal year end, primarily due to purchases of liquid investments and capital expenditures. Working capital decreased to $109.0 million at April 1, 1994, as compared to $114.4 million at December 25, 1993.

During the first quarter of 1994, VLSI generated $27.1 million of cash from operations, an increase of $12.4 million over the first quarter of 1993. At April 1, 1994, receivables increased by $1.9 million over fiscal year end balances, reflecting greater demand for the Company's products. Inventory levels declined $10.0 million from December 25, 1993 levels, primarily

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

resulting from higher sales volumes and lower per-unit costs. In the first quarter of both 1994 and 1993, increased revenues over the preceding respective prior year fourth quarter resulted in reduced inventories and increased receivables over the respective fiscal year end balances. Current liabilities decreased by $0.4 million during the first quarter of 1994, primarily due to lower balances of accounts payable and deferred revenues. Accrued compensation and benefits and other accrued liabilities increased during the first quarter of 1994, reflecting the timing of cash payments for various items.

Cash used for investing activities was $30.9 million for the 14-week quarter ended April 1, 1994, compared to $15.2 million for the 13-week quarter ended March 27, 1993. In the first quarter of 1994, VLSI had net purchases of $9.9 million in liquid investments compared to none in 1993. VLSI invested $21.7 million in property, plant and equipment during the first quarter of 1994 compared to $19.2 million in the same 1993 period. The investments in property, plant and equipment in the first quarters of 1994 and 1993 include the acquisition of equipment for expanding internal sub-micron wafer fabrication capacity, upgrades to manufacturing and office facilities and computers and software to support research and development activities. The 1994 first quarter investment in property, plant and equipment was financed with $20.9 million of cash and $0.8 million in equipment loans. The Company expects to continue to utilize debt and/or lease financing agreements for portions of its 1994 capital expenditures.

Cash used for financing activities was $3.2 million in the first quarter of 1994 compared to $3.9 million in the same 1993 period. This change reflects a modest increase in debt and capital lease payments, offset by increased proceeds from the exercise of employee stock options and the repayment of a shareholder note receivable.

VLSI currently anticipates that capital expenditures for 1994 will approximate $100 million. Unused equipment loan facilities approximated $7.5 million at April 1, 1994.

VLSI believes that its existing cash balances, together with cash flow from operations and available equipment financing, will be sufficient to meet its liquidity and capital expenditure needs through 1994. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, as well as from equity or debt financing based on market conditions.

During the fourth quarter of 1993, the Company filed a registration statement with the Securities and Exchange Commission for an anticipated public offering of Common Stock. The offering, which was postponed during the fourth quarter of 1993 due to unfavorable fluctuations in the stock price, may be pursued if the Company's stock price improves.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings


Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993 (the 1993 Form 10-K) for a discussion of certain pending legal proceedings. Except as discussed below, there have been no material developments in any of such matters since the filing of the Company's 1993 Form 10-K.

Texas Instruments

The Company is a named defendant in a lawsuit filed by TI in 1990 claiming patent infringement. For more information, see Note 4 of Notes to Consolidated Financial Statements on pages 34 and 35 of the Company's 1993 Form 10-K.

With respect to the TI actions against the Company and four other defendants, in February 1992, the United States International Trade Commission (ITC) affirmed the decision of the Administrative Law Judge that the Company's old plastic encapsulation gating process infringed TI's patent, but found the Company's newly developed process to be non-infringing. The U.S. Executive Branch affirmed the order in the second quarter of 1992. The United States Court of Appeal, for the Federal Circuit, affirmed the ITC decision in the first quarter of 1993. A trial date for TI's pending patent infringement action in the United States District Court for the Northern District of Texas, Dallas Division, has not been set. In the first quarter of 1994, the parties filed cross motions for summary judgment. No decision on the summary judgment motions has been rendered.

Waldron Action

In December 1993, four civil class action complaints relating to the drop in price of VLSI stock were filed in U.S. District Court, Northern
District of California, against the Company and certain of its officers and directors, alleging violations of federal securities laws for alleged material misrepresentations and omissions of facts concerning the Company's business.
The consolidated amended complaint, known as Waldron et al. vs. Fiebiger et al., Civ. No. C-93-20930-RMW (PVT) (N.D. Cal. filed March 9, 1994), was filed on behalf of the named plaintiffs and all others who purchased the Company's stock between June 28, 1993 and December 3, 1993. On April 25, 1994, the case was dismissed with prejudice as a result of a stipulation entered into by all parties. No consideration was paid.



Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits - See Index to Exhibits on Page 15.

    (b)  Reports on Form 8-K - None.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                         VLSI  TECHNOLOGY,  INC.

                                                                    (Registrant)



Date                         May 9, 1994                         By: Gregory K. Hinckley
     ---------------------------------------------------              -------------------
                                                                  Gregory K. Hinckley
                                                                  Vice President, Finance and
                                                                  Chief Financial Officer
                                                                  (Principal Financial Officer)

Date                         May 9, 1994                         By: Balakrishnan S. Iyer
     ----------------------------------------------------             --------------------
                                                                  Balakrishnan S. Iyer
                                                                  Vice President, Controller and Chief
                                                                  Accounting Officer
                                                                  (Principal Accounting Officer)

                            VLSI TECHNOLOGY, INC.

                              INDEX TO EXHIBITS


             EXHIBIT                                                 SEQUENTIAL
                NO                  DESCRIPTION                       PAGE  NO.
            ----------              -----------                       ---------
              11.1      Calculation of Earnings Per Share                16