Form 10-Q
period 1994-07-01
VLSI TECHNOLOGY INC
filed 1994-08-10
CIK 704386

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  MARK ONE:
- - -------------
     /X/                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED JULY 1, 1994
                                              OR
     / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM                  TO
                               COMMISSION FILE NUMBER: 0-11879

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

     Shares outstanding of the Registrant's Common Stock as of July 1, 1994: 36,089,965

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS -- UNAUDITED

                 (THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                           ------------------------    ------------------------
                                            JULY 1,       JUNE 26,      JULY 1,       JUNE 26,
                                              1994          1993          1994          1993
                                           ----------    ----------    ----------    ----------
Net revenues.............................  $  148,048    $  127,963    $  286,171    $  245,266
Cost of sales............................      84,237        78,837       167,257       157,528
                                           ----------    ----------    ----------    ----------
Gross profit.............................      63,811        49,126       118,914        87,738
                                           ----------    ----------    ----------    ----------
Operating expenses
  Research and development...............      24,133        20,688        47,774        39,478
  Marketing, general and
     administrative......................      26,012        22,851        49,126        43,036
  Special charge.........................          --         1,008            --         1,008
                                           ----------    ----------    ----------    ----------
Operating income.........................      13,666         4,579        22,014         4,216
Interest income and other expenses,
  net....................................         707           508         1,510           874
Interest expense.........................      (2,043)       (1,932)       (4,048)       (4,085)
                                           ----------    ----------    ----------    ----------
Income before provision for taxes
  on income..............................      12,330         3,155        19,476         1,005
Provision for taxes on income............       2,993           200         4,778           200
                                           ----------    ----------    ----------    ----------
Net income...............................  $    9,337    $    2,955    $   14,698    $      805
                                           ==========    ==========    ==========    ==========
Net income per share.....................  $      .25    $      .09    $      .40    $      .02
                                           ==========    ==========    ==========    ==========
Weighted average common and common
  equivalent shares outstanding..........  37,599,995    34,306,877    37,201,208    34,091,579
                                           ==========    ==========    ==========    ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS -- UNAUDITED

                                  (THOUSANDS)

                                                                     JULY 1,     DECEMBER 25,
                                                                      1994           1993
                                                                    ---------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.......................................  $  57,113      $ 41,536
  Liquid investments..............................................     28,018        31,100
  Accounts receivable, net of allowance for doubtful accounts and
     customer returns of $2,550 ($2,250 at December 25, 1993).....     84,799        70,666
  Inventories:
     Raw materials................................................      6,147         8,831
     Work-in-process..............................................     39,761        39,178
     Finished goods...............................................      6,614        14,103
                                                                    ---------    ----------
  Total inventories...............................................     52,522        62,112
  Deferred and refundable income taxes............................     11,966        11,966
  Prepaid expenses and other current assets.......................      5,463         5,066
                                                                    ---------    ----------
          Total current assets....................................    239,881       222,446
Property, plant and equipment, at cost............................    467,310       412,693
Accumulated depreciation and amortization.........................   (258,478)     (228,767)
                                                                    ---------    ----------
     Net property, plant and equipment............................    208,832       183,926
Other assets......................................................      6,083         5,851
                                                                    ---------    ----------
TOTAL ASSETS......................................................  $ 454,796      $412,223
                                                                    =========    ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

         CONSOLIDATED CONDENSED BALANCE SHEETS -- UNAUDITED (CONTINUED)

                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     JULY 1,     DECEMBER 25,
                                                                       1994          1993
                                                                     --------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................  $ 48,551      $ 39,446
  Accrued compensation and benefits................................    20,863        15,762
  Deferred income..................................................     7,756         9,121
  Other accrued liabilities........................................    27,950        29,088
  Current capital lease obligations................................     9,175         8,314
  Current portion of long-term debt................................     7,445         6,292
                                                                     --------    ----------
          Total current liabilities................................   121,740       108,023
Non-current capital lease obligations..............................     5,844        10,944
Long-term debt.....................................................    88,293        74,911
Deferred income taxes..............................................     5,837         5,837
Stockholders' equity:
  Preferred Shares, $.01 par value.................................        --            --
  Common Stock, $.01 par value.....................................       361           351
  Junior Common Stock, $.01 par value..............................        --             2
  Additional paid-in capital.......................................   226,559       221,013
  Retained earnings (Accumulated deficit)..........................     6,162        (8,536)
  Stockholders' notes receivable...................................        --          (322)
                                                                     --------    ----------
          Total stockholders' equity...............................   233,082       212,508
                                                                     --------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................  $454,796      $412,223
                                                                     ========    ==========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS -- UNAUDITED

                                  (THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                         ---------------------
                                                                         JULY 1,      JUNE 26,
                                                                           1994         1993
                                                                         --------     --------
                                                                          INCREASE (DECREASE)
                                                                                IN CASH
                                                                         AND CASH EQUIVALENTS
Operating activities:
  Net income.........................................................    $ 14,698     $    805
  Adjustments to reconcile net income to net cash generated by operations:
     Write-off of in-process research & development..................          --        1,008
     Depreciation and amortization...................................      29,773       22,899
     Changes in operating assets and liabilities:
       Accounts receivable...........................................     (14,133)      (7,710)
       Inventories...................................................       9,590        2,921
       Accounts payable, accrued liabilities and deferred income.....      11,703        6,824
       Other.........................................................      (1,549)      (1,402)
                                                                         --------     --------
          Net cash generated by operations...........................      50,082       25,345
                                                                         --------     --------
Investing activities:
  Purchases of property, plant and equipment.........................     (35,463)     (33,108)
  Purchases of liquid investments....................................     (50,306)     (12,959)
  Proceeds from sales and maturities of liquid investment............      53,388           --
  Other..............................................................        (350)        (716)
                                                                         --------     --------
          Net cash flow used for investing activities................     (32,731)     (46,783)
                                                                         --------     --------
Financing activities:
  Payments on debt and capital lease obligations.....................      (7,650)      (7,302)
  Issuance of Common Shares, net.....................................       5,876        2,001
                                                                         --------     --------
          Net cash flow used for financing activities................      (1,774)      (5,301)
                                                                         --------     --------
Net increase (decrease) in cash and cash equivalents.................      15,577      (26,739)
Cash and cash equivalents, beginning of period.......................      41,536       69,674
                                                                         --------     --------
Cash and cash equivalents, end of period.............................    $ 57,113     $ 42,935
                                                                         ========     ========
Supplemental disclosures:
  Cash outflows for property, plant and equipment....................    $ 35,463     $ 33,108
     Add: Secured equipment loans....................................      17,946           --
     Add: Capital lease obligations incurred.........................          --        4,479
                                                                         --------     --------
       Property, plant and equipment additions.......................    $ 53,409     $ 37,587
                                                                         ========     ========
  Interest paid......................................................    $  4,218     $  4,243
                                                                         ========     ========
  Income taxes paid (refund), net....................................    $  4,113     $    (46)
                                                                         ========     ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the year ended December 25, 1993 (the 1993 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1993 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter and six-month period ended July 1, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1994.

     2. Effective with the beginning of fiscal 1994, the Company changed its fiscal year end from the last Saturday in December to the last Friday in December. While most fiscal years consist of 52 weeks, fiscal 1994 will consist of 53 weeks. The extra week is reflected in the first quarter of 1994, resulting in 14 weeks for the quarter ended April 1, 1994 compared to 13 weeks for the quarter ended March 27, 1993 and all other quarters presented.

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

     5. The Company entered into two new credit facilities during the quarter ended July 1, 1994:

     CREDIT AGREEMENT

     in June 1994, a two-year Credit Agreement (the Credit Agreement) was entered into with a syndicate of banks providing for borrowings of up to $52,500,000 at various rates of interest. All borrowings under the Credit Agreement are due no later than June 7, 1996. The Credit Agreement has various covenants that preclude the Company from, among other things, paying dividends and also limit the Company's ability to purchase its own stock, dispose of its properties and make certain investments. The Company is required to maintain certain financial ratios as defined in the Credit Agreement. The Credit Agreement also calls for a variable limit on the Company's dollar amount of capital spending. Annual commitment fees are charged on the unused portion of the committed credit amount. Borrowings outstanding under the Credit Agreement are unsecured. At July 1, 1994, the Company had no borrowings outstanding.

     TERM LOAN

     In June 1994, the Company entered into a Term Loan Agreement with a financial institution. Under the agreement, payments of principal and interest are to be made quarterly in arrears and amortized over a seven-year period. Interest is fixed at the time of loan advance and is indexed based on seven-year U.S. Treasury securities. The Term Loan Agreement does not specify any material restrictive financial covenants and is secured by security interests in certain capital equipment. At July 1, 1994, the Company had outstanding borrowings on this Term Loan Agreement of $17.1 million.

     6. The special charge of $1.0 million in the quarter ended June 26, 1993 represents a charge for purchased in-process research and development relating to the acquisition of certain assets by COMPASS Design Automation, Inc. (COMPASS), a Company subsidiary. The aggregate purchase price totaled $2.4 million, including the assumption of liabilities.

                             VLSI TECHNOLOGY, INC.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     7. The results for the six months ended July 1, 1994 include a $2.5 million reduction in research and development (R&D) expenditures reflecting reimbursement by Intel Corporation (Intel) of R&D activities in accordance with the Technology and Manufacturing Agreement of July 8, 1992, as amended. The parties are currently modifying that agreement. VLSI has been informed of Intel's desire to dispose of its equity ownership interest in VLSI. In accordance with the terms of the Intel/VLSI Stock and Warrant Purchase Agreement dated July 8, 1992, VLSI may be obligated to pay for certain costs, including brokerage commissions or underwriters' discount, associated with the sale of VLSI securities held by Intel. Such costs cannot be readily determined prior to the sale of the securities. When known, the costs borne by VLSI would be applied against the Company's equity as an element of the costs of the 1992 private placement transaction with Intel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" -- "Factors Affecting Future Results" and -- "Liquidity and Capital Resources".

     8. Effective December 26, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 -- "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which creates certain classification categories for such investments, based on the nature of the securities and the intent and investment goals of the Company. FAS 115 has been adopted on a prospective basis, and the financial statements of prior years have not been restated. The cumulative effect of the change was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- FIRST SIX MONTHS OF 1994 COMPARED TO THE FIRST SIX MONTHS OF 1993

     This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the MDA in the 1993 Annual Report.

     The following table summarizes the Company's operating results for the 27-week, six-month period ended July 1, 1994 as compared to the 26-week, six-month period ended June 26, 1993 (dollars in thousands):

                                                               SIX MONTHS
                                        --------------------------------------------------------
                                                      1994                          1993
                                        ---------------------------------   --------------------
                                                    PERCENT      PERCENT                PERCENT
                                                     OF NET      CHANGE                  OF NET
                                        AMOUNTS     REVENUES    FROM 1993   AMOUNTS     REVENUES
                                        --------    --------    ---------   --------    --------
Net revenues..........................  $286,171      100.0%       16.7%    $245,266      100.0%
Cost of sales.........................   167,257       58.4          6.2     157,528       64.2
                                        --------    --------                --------    --------
Gross margin..........................   118,914       41.6         35.5      87,738       35.8
Research & development................    47,774       16.7         21.0      39,478       16.1
Marketing, general and
  administrative......................    49,126       17.2         14.2      43,036       17.6
Special charge........................        --         --            *       1,008        0.4
                                        --------    --------                --------    --------
Operating income......................    22,014        7.7        422.2       4,216        1.7
Interest expense & other, net.........    (2,538)       0.9        (21.0)     (3,211)       1.3
Income taxes..........................     4,778        1.7            *         200        0.1
                                        --------    --------                --------    --------
Net income............................  $ 14,698        5.1       1725.8    $    805        0.3
                                        ========    ========                ========    ========

- - ---------------

* Not meaningful

     The Company recorded net income of $14.7 million for the first half of 1994, compared to net income of $0.8 million in the comparable period of 1993. The increase is primarily due to enhanced gross margins resulting from manufacturing efficiencies, lower assembly costs and product mix. The first six months of 1993 were adversely affected by a manufacturing process difficulty that was isolated to a single manufacturing facility and affected a limited number of customers. This issue was discovered late in the first quarter of 1993. No comparable adverse event was experienced during the first half of 1994.

     Net revenues for the first six months of 1994 increased 16.7% from the corresponding period of 1993, reflecting revenue increases between periods in the Company's silicon product divisions. Net revenues from the Company's application-specific standard products (ASSPs) for the 486-based personal computer (PC) marketplace increased between the first six months of 1993 and the first six months of 1994. Unit volumes shipped were higher in 1994 as compared to 1993 and average sales prices of these devices increased due to the effect of new products on the Company's sales mix. The Company's application-specific integrated circuit (ASIC) net revenues increased in 1994 from the corresponding period of 1993 despite a decrease in the Company's net revenues from Apple Computer, Inc. (Apple). ASIC average sales prices have increased slightly in 1994 as compared to 1993 prices. Software net revenues have increased between the periods, as COMPASS' library products have gained market acceptance.

     International revenues, which include export sales, increased 10.0% over the first half of 1993, but decreased as a percentage of revenues, accounting for 46.0% of consolidated net revenues in the first half of 1994 compared to 48.8% in the first half of 1993. European revenues decreased 4.2% from the first half of 1993 due to decreased unit volume shipments for the PC market. Export sales, which are predominantly to the Asia-Pacific region, increased 21.3% from the first half of 1993, reflecting an increase in units shipped for the portable computer market as VLSI's customers utilize overseas manufacturing operations in the Asia-Pacific

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- FIRST SIX MONTHS OF 1994 COMPARED TO THE FIRST SIX MONTHS OF 1993 -- (CONTINUED)

region. Sales to the Japan market increased by over 20% between the first six months of 1993 and the first six months of 1994.

     Gross margin as a percentage of net revenues increased to 41.6% in the first half of 1994 from 35.8% in the first half of 1993. The increase was driven primarily by better production yields, combined with lower assembly costs. The Company continues to pursue die size reductions on its SCAMP(TM) IV devices in order to reduce production costs. However, volume production of these devices will be postponed until early 1995, pending the qualification of these lower cost versions by the Company's customers. The Company also continues to seek to reduce its manufacturing costs through enhanced yields on newer technologies, smaller device geometries and selective equipment additions to remove production bottlenecks. Future gross margins will depend in part upon the economic environment, customer acceptance of new products, product functionality and capabilities, changes in product mix and the effects of manufacturing cost reduction activities.

     The Company's gross margins are also affected by variations in semiconductor manufacturing operations, including defect densities, scheduled and unscheduled plant shutdowns and wafer yields. Depending upon the nature and reasons for such variations, differences in cost can either be inventoried as capitalized manufacturing variances and expensed as the related product is sold (often in a subsequent quarter) or charged to cost of sales in the period incurred. In general, material unusual, unfavorable variances are expensed in the period in which incurred, while other variances are capitalized. As mentioned above, cost of sales for the first half of 1993 included charges for an isolated manufacturing process difficulty encountered during that period.

     Total research and development expenditures, on a net basis, increased $8.3 million in the first half of 1994 compared to the same 1993 period. The increase in research and development expenses primarily reflects development of new products and technologies, including the Company's SuperCore(TM) SC590 Pentium-compatible chip set, devices for wireless technologies and software for the Electronic Design Automation market. The Company is continuing to invest in new manufacturing technologies and future design and production capabilities in geometries smaller than 0.6-micron. VLSI expects to continue to maintain its emphasis on research and development investment. The special charge of $1.0 million in 1993 for in-process research and development reflects the second quarter acquisition of certain assets by COMPASS.

     The $6.1 million increase in marketing, general and administrative expenses in the first half of 1994 over the first half of 1993 reflects an increase in various costs, including sales costs due to higher sales volumes and increased marketing activities. Marketing, general and administrative costs as a percentage of net revenues have decreased between the periods, reflecting the fact that these costs increased at a slower pace than net revenues over the same period.

     Interest expense and other, net, decreased to $2.5 million in the first half of 1994 from $3.2 million in the comparable period a year ago. Interest expense was substantially unchanged, reflecting a relatively consistent weighted-average balance of loans and capitalized leases. Interest income increased slightly between periods, reflecting the effect of slightly higher interest rates and higher cash balances.

     Both the 1994 and 1993 year-to-date tax provisions reflect benefits for tax carryforwards. In both years, the utilization of operating loss and credit carryforwards have been subject to alternative minimum tax limitations. The provision for income taxes in the second half of 1994 will depend on the overall profitability of the Company, as well as those countries in which profits and losses are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- SECOND QUARTER OF 1994 COMPARED TO THE SECOND QUARTER OF 1993

     The following table summarizes the Company's operating results for the three-month period ended July 1, 1994 as compared to the three-month period ended June 26, 1993 (dollars in thousands):

                                                            SECOND QUARTER
                                       ---------------------------------------------------------
                                                     1994                           1993
                                       ---------------------------------    --------------------
                                                   PERCENT      PERCENT                 PERCENT
                                                    OF NET      CHANGE                   OF NET
                                       AMOUNTS     REVENUES    FROM 1993    AMOUNTS     REVENUES
                                       --------    --------    ---------    --------    --------
Net revenues.........................  $148,048      100.0%       15.7%     $127,963      100.0%
Cost of sales........................    84,237       56.9         6.8        78,837       61.6
                                       --------    --------                 --------    --------
Gross margin.........................    63,811       43.1        29.9        49,126       38.4
Research & development...............    24,133       16.3        16.7        20,688       16.2
Marketing, general and
  administrative.....................    26,012       17.6        13.8        22,851       17.8
Special charge.......................        --         --           *         1,008        0.8
                                       --------    --------                 --------    --------
Operating income.....................    13,666        9.2       198.4         4,579        3.6
Interest expense & other, net........    (1,336)       0.9        (6.2)       (1,424)       1.1
Income taxes.........................     2,993        2.0           *           200        0.2
                                       --------    --------                 --------    --------
Net income...........................  $  9,337        6.3       216.0      $  2,955        2.3
                                       ========    ========                 ========    ========

- - ---------------

* Not meaningful

     The Company earned a profit of $9.3 million in the second quarter of 1994, more than tripling the $3.0 million profit posted in the second quarter of 1993. The 1994 profit was driven by increased average sales prices for silicon devices from the effect of new devices in the Company's sales mix, as well as strong gross margin contributions from the sales of ASIC devices.

     Net revenues in the second quarter of 1994 increased 15.7% from the comparable 1993 period, reflecting higher net revenues for 486-based PC devices. Net revenues from the sale of ASIC devices increased between the periods, despite a decrease in net revenues from Apple. Software net revenues increased due to focused COMPASS marketing efforts in Japan and North America, as well as market acceptance of COMPASS library products.

     Second quarter 1994 international revenues increased in terms of both volume and percentage of revenues over the second quarter of 1993, primarily due to increases in export sales. European revenues decreased 12.7% from the comparable 1993 period due to lower unit volumes of devices for the PC market. Export revenues, primarily from shipments to the Asia-Pacific area, increased 47.7% over the second quarter of 1993, due to a significant increase in shipments of devices for the portable PC market.

     Higher gross margins in the second quarter of 1994 were driven by enhanced manufacturing efficiency in the form of better yields and lower costs for assembly of certain high volume packages.

     Research and development expenditures in the second quarter of 1994 were higher in dollar amount compared to expenditures in the same 1993 period, reflecting development program costs as previously described for the first half of 1994. In the second quarter of 1993, VLSI expensed $1.0 million as a special charge for in-process research and development projects associated with the acquisition of certain assets.

     Marketing, general and administrative expenses for the second quarter of 1994 increased by $3.2 million from the second quarter of the prior year, reflecting increased costs associated with higher revenue levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS -- SECOND QUARTER OF 1994 COMPARED TO THE SECOND QUARTER OF 1993 (CONTINUED)

     Interest expense and other, net, decreased to $1.3 million in the current quarter from $1.4 million in the same period a year ago. Interest expense increased, reflecting higher balances of loans and capitalized leases, while interest income increased from slightly higher investment yields on relatively higher cash balances.

FACTORS AFFECTING FUTURE RESULTS

     The Company is making significant investments in research and development of new products in 1994. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and a substantial capital commitment. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the market in question will develop. For example, the Company expended considerable financial and technical resources during 1993 through the second quarter of 1994 toward the development of its Polar(TM) product, a device intended for the handheld computer market integrating Intel's 386SL(TM) microprocessor. To date, the handheld market has developed far more slowly than expected. This, along with the limited success of certain other handheld computer devices, leads the Company to believe that significant uncertainty exists as to the timing of revenue potential of the handheld market in general. As a result, the Company and its partner in the Polar development effort, Intel, have decided to limit production of the Polar product. To that end, the Company and Intel are currently modifying the amended July 8, 1992 Technology and Manufacturing Agreement between the companies.

     As discussed in the 1993 Annual Report, the semiconductor industry has a history of cyclicality and is characterized by shortening product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments, intense competition and wide fluctuations in product supply and demand. The Company's products are susceptible to pricing pressures and the Company continually attempts to pursue cost reductions in the form of process enhancements and die size reductions in order to maintain favorable gross margins. Future gross margins will also vary with the general condition of the economy, customer acceptance of new technologies and products, product functionality and capabilites, shifts in product mix and the success of ongoing manufacturing cost reduction activities. The Company, from time to time, may begin risk production of new products prior to final internal and/or external qualification of such products. If these products do not prove to be production-worthy, the Company could face the loss of potentially significant future revenues from the devices and a corresponding reduction in profitability. As an example of risk production, the Company has begun to ramp production of its SuperCore SC590 chip set for Pentium-based computer systems prior to the Company's full internal qualification.

     Approximately two-thirds of the Company's net revenues for the second quarter and first half of 1994 were derived from sales to its top 20 customers, a large percentage of which are in the personal computer business. In addition, shipments to a single customer in the personal computer business, Compaq Computer Corporation (Compaq), accounted for 24% of net revenues during the second quarter of 1994. Shipments to Compaq were up sharply from 1993, when they accounted for less than 10% of the Company's net revenues for that year. The personal computer market, from which the Company derives approximately half of its net revenues, is volatile and subject to significant shifts in technologies and demand as well as severe pricing pressures. As a result of this concentration of its customer base, the Company's operating results would be materially adversely affected by the loss of business from, or the cancellation of orders by, any such customers. During the first half of 1994, the Company continued to experience such a decrease in orders from Apple, which resulted in a decrease in Apple net revenues to less than 10% of net revenues in the first half of 1994, as compared to over 20% of net revenues in the first half of 1993.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FACTORS AFFECTING FUTURE RESULTS (CONTINUED)

     Other factors that may adversely affect VLSI's future results include pending litigation and contingencies, environmental regulations and earthquakes. (See the 1993 Annual Report for a more detailed discussion of Factors Affecting Future Results.)

     The status of the Company's pending material legal proceeding is set forth in Item 1, Part II of this Form 10-Q. The Company cannot accurately predict the eventual outcome of this matter with TI. Management believes the ultimate outcome of this matter will not result in a material adverse effect on VLSI's consolidated financial position or results of operations. An unfavorable outcome could, however, have an adverse effect on VLSI's future business operations and could be material to any particular quarter's results of operations. In addition, the ongoing costs of defending lawsuits utilizes cash and management resources.

LIQUIDITY AND CAPITAL RESOURCES

     VLSI generates cash from operations, equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering and payments of debt and lease obligations.

     At July 1, 1994, total cash, cash equivalents and liquid investments increased $12.5 million from the 1993 fiscal year-end balance due to cash from operations, loan borrowings and the timing of fixed asset purchases and payments of debt and capital leases in the first half of 1994. Working capital increased slightly, to $118.1 million at July 1, 1994, as compared to $114.4 million at December 25, 1993.

     During the 27-week, six-month period ended July 1, 1994, the Company generated $50.1 million of cash from operations, a 98% increase over the $25.3 million of cash generated for the 26-week, six-month period ended June 26, 1993. Accounts receivable were $14.1 million higher at July 1, 1994 than at December 25, 1993 reflecting higher sales volume. Inventory levels have declined $9.6 million from December 25, 1993 levels, as 1994 shipments of desktop PC and Apple devices have depleted that inventory. Accounts payable and accrued liabilities have increased by $11.7 million since December 25, 1993 as a result of the timing of payments for the higher level of spending for fixed assets and for increases in production volumes, as well as increases in accrued compensation and benefits and other liabilities that reflect the timing of payments.

     Cash used for investing activities was $32.7 million for the 27-week, six-month period ended July 1, 1994, as compared to $46.8 million for the 26-week, six-month period ended June 26, 1993. VLSI invested $53.4 million in property, plant and equipment during the first six months of 1994 compared to $37.6 million in the comparable 1993 period. Capital additions during 1994 were financed by cash and equipment loans. The 1994 and 1993 six-month investments in property, plant and equipment included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. As part of second quarter 1994 capital purchases, VLSI acquired the land and buildings associated with the wafer fabrication and test areas at its San Jose, California headquarters for approximately $6.0 million. The Company expects to continue to utilize debt and/or lease financing for portions of its 1994 capital expenditures.

     Cash used for financing activities was $1.7 million in the first half of 1994 compared to $5.3 million in the same 1993 period. This change reflects increased proceeds from the exercise of stock options under various employee stock option plans. Unused committed credit facilities approximated $57.0 million at July 1, 1994.

     VLSI currently estimates that total capital expenditures for 1994 will exceed $100 million and will include expenditures for further increases in 0.6-micron wafer fabrication capability.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

     Intel, which owns 5.36 million shares, or 14.8%, of the Company's Common Stock, and a warrant to purchase an additional 2.68 million shares of the Company's Common Stock at an exercise price of $11.69 per share, elected in July 1994 to waive its right to maintain its percentage of equity ownership interest in the Company's Common Stock and its right to have an observer attend meetings of the Company's Board of Directors. Intel has also informed VLSI that Intel desires to dispose of all of its equity ownership interests. In accordance with the terms of the Intel/VLSI Stock and Warrant Purchase Agreement dated July 8, 1992, VLSI may be obligated to pay for certain costs, including brokerage commissions or underwriters' discount, associated with the sale of VLSI securities held by Intel. Such costs cannot be readily determined prior to the sale of the securities. When known, the costs borne by VLSI would be applied against the Company's equity balances as an element of the cost of the 1992 private placement transaction with Intel.

     VLSI believes that its existing cash balances, together with cash flow from operations and available credit facilities, will be sufficient to meet its liquidity and capital expenditure needs through 1994. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, as well as from equity or debt financing based on market conditions. However, as a result of Intel's desire to sell such a large number of shares of Common Stock, VLSI may be effectively precluded from raising capital through the sale of equity in the near term. There can be no assurance that the Company will be able to obtain future financing when needed or on favorable terms.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993 for discussions of certain pending legal proceedings. Except as discussed below, there have been no material developments in any of these matters since the filing referenced above.

TEXAS INSTRUMENTS

     With respect to the TI actions against the Company and four other defendants, in February 1992, the United States International Trade Commission
(ITC) affirmed the decision of the Administrative Law Judge that the Company's old plastic encapsulation gating process infringed TI's patent, but found the Company's newly developed process to be non-infringing. The U.S. Executive Branch affirmed the order in the second quarter of 1992. The United States Court of Appeal, for the Federal Circuit, affirmed the ITC decision in the first quarter of 1993. In the first quarter of 1994, the parties filed cross motions for summary judgment, which were denied in August 1994. A trial date for TI's patent infringement action in the United States District Court for the Northern District of Texas, Dallas Division, has been set for April 1995.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on May 5, 1994 (the Meeting):

     (b) The following directors were elected at the Meeting:

              Pierre S. Bonelli
              Robert P. Dilworth
              James J. Kim
              Alfred J. Stein
              Horace H. Tsiang

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONTINUED)

     (c) The results of the vote on the matters voted upon at the Meeting are:

 (i)                 ELECTION OF DIRECTORS                    FOR        WITHHELD
        -----------------------------------------------    ----------    --------
        Pierre S. Bonelli..............................    33,153,104     262,555
        Robert P. Dilworth.............................    33,156,224     259,435
        James J. Kim...................................    33,164,453     251,206
        Alfred J. Stein................................    33,136,438     279,221
        Horace H. Tsiang...............................    33,156,207     259,452

                                                                           BROKER
                                          FOR       AGAINST   ABSTAINED   NON-VOTES
                                       ----------  ---------  ---------   --------
  (ii)  Approval of amendments to the
        Directors' Stock Option
        Plan.........................  29,760,917  3,375,369   279,373    1,970,173

                                                  FOR        AGAINST    ABSTAINED
                                               ----------    -------    ---------
 (iii)  Ratification of the selection of
        Ernst & Young to serve as auditors
        for fiscal 1994....................    33,182,240     83,907     149,512

     The foregoing matters are described in more detail in the Registrant's definitive proxy statement dated March 23, 1994 relating to the Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- See Index to Exhibits on Page 16.

     (b) Reports on Form 8-K -- None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VLSI TECHNOLOGY, INC.
                                                    (Registrant)

Date    August 10, 1994                          By: /s/     GREGORY K. HINCKLEY
                                                             Gregory K. Hinckley
                                                        Vice President, Finance and
                                                          Chief Financial Officer

Date    August 10, 1994                          By: /s/     BALAKRISHNAN S. IYER
                                                            Balakrishnan S. Iyer
                                                       Vice President, Controller and
                                                          Chief Accounting Officer
                                                       (Principal Accounting Officer)

                             VLSI TECHNOLOGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 1, 1994

                               INDEX TO EXHIBITS

 ITEM                                          DESCRIPTION
- - -------     ----------------------------------------------------------------------------------
  10.1*     Credit Agreement dated June 6, 1994 between Continental Bank N. A., as Agent, and the Registrant
  10.2*     Term Loan and Security Agreement dated June 17, 1994 and Promissory Notes dated
            June 17 and June 30, 1994 between Heller Financial, Inc. and the Registrant
   10.3     Acquisition and Participation Agreement and Escrow Instructions dated April 22,
            1994 between Brazos Asset Management, Inc. and the Registrant
   10.4     Letter dated July 18, 1994 from Intel Corporation to the Registrant waiving certain rights under the Intel/VLSI Stock and Warrant Purchase Agreement dated
            July 8, 1992
   11.1     Calculation of Earnings Per Share

- - ---------------

* Denotes a document for which SEC confidential treatment has been requested for selected portions.