Form 10-K/A
period 1993-12-25
VLSI TECHNOLOGY INC
filed 1994-09-15
CIK 704386

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 2

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document is incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant's Annual Meeting of Stockholders held May 5, 1994 (the "Proxy Statement"),
(Part I and III).

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

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

                                            Date: September 15, 1994

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

                  Signature                                  Title                       Date
                 ------------                              ---------                    --------
          /s/  ALFRED J. STEIN*                 Chairman of the Board, Chief        September 15, 1994
              (Alfred J. Stein)                   Executive Officer, President
                                                  (Principal Executive Officer)
                                                  and Director

             GREGORY K. HINCKLEY                Vice President, Finance            September 15, 1994
            (Gregory K. Hinckley)                 and Chief Financial Officer
                                                  (Principal Financial Officer)


       /s/  BALAKRISHNAN S. IYER*               Vice President and Controller      September 15, 1994
           (Balakrishnan S. Iyer)                 (Principal Accounting Officer)


        /s/  PIERRE S. BONELLI*                 Director                           September 15, 1994
            (Pierre S. Bonelli)


                                                Director                           September   , 1994
            (Robert P. Dilworth)


            /s/  JAMES J. KIM*                  Director                           September 15, 1994
                (James J. Kim)


          /s/  HORACE H. TSIANG*                Director                           September 15, 1994
              (Horace H. Tsiang)


          *By: GREGORY K. HINCKLEY
                Attorney-in-fact