Form 10-Q
period 1994-09-30
VLSI TECHNOLOGY INC
filed 1994-11-14
CIK 704386

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

MARK ONE:

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM -------------- TO -------------- COMMISSION FILE NUMBER 0-11879

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

                               YES  X      NO

     SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF SEPTEMBER 30,
1994:

                                   36,151,753
- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                         PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS -- UNAUDITED
                 (THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 25,   SEPTEMBER 30,   SEPTEMBER 25,
                                                   1994            1993            1994            1993
                                               -------------   -------------   -------------   -------------
Net revenues.................................   $   151,609     $   137,341     $   437,780     $   382,607
Cost of sales................................        93,843          85,189         268,654         249,784
                                                -----------     -----------     -----------     -----------
  Gross profit...............................        57,766          52,152         169,126         132,823
                                                -----------     -----------     -----------     -----------
Operating expenses:
  Research and development...................        20,174          16,936          58,777          47,248
  Marketing, general and administrative......        26,380          24,239          77,123          69,374
  Special charge.............................            --              --              --           1,008
                                                -----------     -----------     -----------     -----------
Operating income.............................        11,212          10,977          33,226          15,193
Interest income and other expenses, net......           873             337           2,383           1,211
Interest expense.............................        (2,403)         (1,923)         (6,451)         (6,008)
                                                -----------     -----------     -----------     -----------
Income before provision for taxes on
  income.....................................         9,682           9,391          29,158          10,396
Provision for taxes on income................         2,142           1,878           6,920           2,078
                                                -----------     -----------     -----------     -----------
Net income...................................   $     7,540     $     7,513     $    22,238     $     8,318
                                                ===========     ===========     ===========     ===========
Net income per share.........................   $       .20     $       .21     $       .59     $       .24
                                                ===========     ===========     ===========     ===========
Weighted average common and common equivalent
  shares outstanding.........................    37,839,602      36,217,048      37,414,006      34,800,093
                                                ===========     ===========     ===========     ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS -- UNAUDITED
                      (THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                     SEPTEMBER 30,     DECEMBER 25,
                                                                         1994              1993
                                                                     -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents........................................    $  82,613         $ 41,536
  Liquid investments...............................................        8,692           31,100
  Accounts receivable, net of allowance for doubtful accounts and
     customer returns of $2,300 ($2,250 at December 25, 1993)......       89,393           70,666
  Inventories:
     Raw materials.................................................        5,460            8,831
     Work-in-process...............................................       38,197           39,178
     Finished goods................................................       11,520           14,103
                                                                       ---------         --------
          Total inventories........................................       55,177           62,112
  Deferred and refundable income taxes.............................       11,966           11,966
  Prepaid expenses and other current assets........................        5,674            5,066
                                                                       ---------         --------
          Total current assets.....................................      253,515          222,446
Property, plant and equipment, at cost.............................      484,558          412,693
Accumulated depreciation and amortization..........................     (271,353)        (228,767)
                                                                       ---------         --------
  Net property, plant and equipment................................      213,205          183,926
Other assets.......................................................        5,771            5,851
                                                                       ---------         --------
          TOTAL ASSETS.............................................    $ 472,491         $412,223
                                                                       =========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $  55,788         $ 39,446
  Accrued compensation and benefits................................       21,123           15,762
  Deferred income..................................................        9,273            9,121
  Other accrued liabilities........................................       30,714           29,088
  Current capital lease obligations................................        8,353            8,314
  Current portion of long-term debt................................        6,730            6,292
                                                                       ---------         --------
          Total current liabilities................................      131,981          108,023
Non-current capital lease obligations..............................        4,296           10,944
Long-term debt.....................................................       88,968           74,911
Deferred income taxes..............................................        5,837            5,837
Stockholders' equity:
  Preferred Shares, $.01 par value.................................           --               --
  Common Stock, $.01 par value.....................................          361              351
  Junior Common Stock, $.01 par value..............................           --                2
  Additional paid-in capital.......................................      227,346          221,013
  Retained earnings (Accumulated deficit)..........................       13,702           (8,536)
  Stockholders' notes receivable...................................           --             (322)
                                                                       ---------         --------
          Total stockholders' equity...............................      241,409          212,508
                                                                       ---------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................    $ 472,491         $412,223
                                                                       =========         ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS -- UNAUDITED
                                  (THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                    -------------------------------
                                                                    SEPTEMBER 30,     SEPTEMBER 25,
                                                                        1994              1993
                                                                    -------------     -------------
                                                                      INCREASE (DECREASE) IN CASH
                                                                          AND CASH EQUIVALENTS
Operating activities:
  Net income......................................................    $  22,238         $   8,318
  Adjustments to reconcile net income to net cash generated by operations:
     Special charge...............................................           --             1,008
     Depreciation and amortization................................       44,761            35,552
     Changes in operating assets and liabilities:
       Accounts receivable........................................      (18,727)              582
       Inventories................................................        6,935            (1,581)
       Accounts payable, accrued liabilities and deferred
        income....................................................       23,481            10,976
       Other......................................................       (1,992)              158
                                                                      ---------         ---------
     Net cash generated by operations.............................       76,696            55,013
                                                                      ---------         ---------
Investing activities:
  Purchases of property, plant and equipment......................      (51,239)          (44,299)
  Purchases of liquid investments.................................      (54,770)          (21,509)
  Proceeds from sales and maturities of liquid investments........       77,123            12,959
  Other...........................................................         (450)             (916)
                                                                      ---------         ---------
     Net cash flow used for investing activities..................      (29,336)          (53,765)
                                                                      ---------         ---------
Financing activities:
  Payments on debt and capital lease obligations..................      (13,001)          (10,993)
  Issuance of Common Shares, net..................................        6,718             6,748
                                                                      ---------         ---------
     Net cash flow used for financing activities..................       (6,283)           (4,245)
                                                                      ---------         ---------
Net increase (decrease) in cash and cash equivalents..............       41,077            (2,997)
Cash and cash equivalents, beginning of period....................       41,536            69,674
                                                                      ---------         ---------
Cash and cash equivalents, end of period..........................    $  82,613         $  66,677
                                                                      =========         =========
Supplemental disclosure:
  Cash outflows for property, plant and equipment.................    $  51,239         $  44,299
     Add: Secured equipment loans.................................       20,887             7,500
     Add: Capital lease obligations incurred......................           --             4,479
                                                                      ---------         ---------
       Property, plant and equipment additions....................    $  72,126         $  56,278
                                                                      =========         =========
  Interest paid...................................................    $   5,167         $   5,190
                                                                      =========         =========
  Income taxes paid, net..........................................    $   7,222         $   1,051
                                                                      =========         =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the year ended December 25, 1993 (the 1993 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1993 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter and nine-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1994.

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

     3. During the third quarter of 1994, the Company reclassified costs associated with its 21 Technology Centers from research and development to cost of sales and marketing, general and administrative. Amounts reclassified year-to-date in 1994 and 1993 total $13.8 million for both years, with third quarter amounts of $4.7 million and $4.6 million, respectively. Cost of sales were increased $11.6 million and $10.6 million, respectively, for the 1994 and 1993 year-to-date periods with third quarter effects of $4.1 million and $3.6 million, respectively. Marketing, general and administrative were increased $2.2 million and $3.2 million, respectively, for the 1994 and 1993 year-to-date periods with third quarter effects of $0.6 million and $1.0 million, respectively.

     4. The 1994 year-to-date tax provision reflects the benefit of tax credit carryforwards.

     5. The Company is a named defendant in a lawsuit filed by Texas Instruments Incorporated (TI) in 1990 claiming patent infringement. For more information, see Note 4 of Notes to Consolidated Financial Statements on pages 25 and 26 of the Company's 1993 Annual Report and Item 1 in Part II of this Form 10-Q.

     6. The results for the nine months ended September 30, 1994 include a $3.3 million reduction in research and development (R&D) expenditures reflecting reimbursement by Intel Corporation (Intel) of R&D activities in accordance with the Technology and Manufacturing Agreement of July 8, 1992, as amended. The parties terminated that agreement in early November 1994. VLSI has been informed of Intel's desire to dispose of its equity ownership interest in VLSI. The terms of the Intel/VLSI Stock and Warrant Purchase Agreement dated July 8, 1992 could be interpreted to obligate VLSI to pay for certain costs, including printing expenses, legal fees and brokerage commissions or underwriters' discounts associated with the sale of VLSI securities held by Intel. To the extent any such costs are borne by VLSI, none of which can be readily determined prior to the sale of the securities, they would be applied against the Company's equity balances as an element of the cost of the 1992 private placement transaction with Intel. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" and "-- Liquidity and Capital Resources".

     7. The special charge of $1.0 million in the quarter ended June 26, 1993 represents a charge for purchased in-process research and development relating to the acquisition of certain assets by COMPASS Design Automation, Inc. (COMPASS), a Company subsidiary. The aggregate purchase price totaled $2.4 million, including the assumption of liabilities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITON AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS -- FIRST NINE MONTHS OF 1994 COMPARED TO THE FIRST NINE MONTHS OF 1993

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the MDA in the 1993 Annual Report.

The following table summarizes the Company's operating results for the 40-week, nine-month period ended September 30, 1994 as compared to the 39-week, nine-month period ended September 25, 1993 (dollars in thousands):

                                                                 NINE MONTHS
                                            -----------------------------------------------------
                                                         1994                        1993
                                            -------------------------------   -------------------
                                                       PERCENT     PERCENT               PERCENT
                                                        OF NET     CHANGE                 OF NET
                                            AMOUNTS    REVENUES   FROM 1993   AMOUNTS    REVENUES
                                            --------   --------   ---------   --------   --------
Net revenues..............................  $437,780     100.0%      14.4%    $382,607     100.0%
Cost of sales.............................   268,654      61.4        7.6      249,784      65.3
                                            --------     -----                --------     -----
Gross margin..............................   169,126      38.6       27.3      132,823      34.7
Research & development....................    58,777      13.4       24.4       47,248      12.3
Marketing, general and administrative.....    77,123      17.6       11.2       69,374      18.1
Special charge............................        --        --          *        1,008       0.3
                                            --------     -----                --------     -----
Operating income..........................    33,226       7.6      118.7       15,193       4.0
Interest expense & other, net.............    (4,068)       .9     (15.2)       (4,797)      1.3
Income taxes..............................     6,920       1.6      233.0        2,078       0.5
                                            --------     -----                --------     -----
Net income................................  $ 22,238       5.1      167.3     $  8,318       2.2
                                            ========     =====                ========     =====

- - ------------

* Not meaningful

The Company recorded net income of $22.2 million for the first nine months of 1994, compared to net income of $8.3 million in the comparable period of 1993. The increase is primarily due to enhanced gross margins resulting from manufacturing efficiencies, lower assembly costs and a favorable product mix. The first nine months of 1993 were adversely affected by a manufacturing process difficulty that was isolated to a single manufacturing facility and affected a limited number of customers. This issue was discovered late in the first quarter of 1993. As discussed in Note 3 of Notes to Consolidated Condensed Financial Statements, in the third quarter of 1994, the Company reclassified its Technology Center costs (which had previously been classified as R&D expenses) into cost of sales and marketing, general and administrative costs. This accounting change was made to make the presentation of the Company's financial statements more comparable with the financial statement presentation of its closest competitors. The reclassification decreased R&D expenses for the first nine months of 1994 by $13.8 million and the first nine months of 1993 by $13.8 million. The reclassification increased cost of sales by $11.6 million and $10.6 million in year-to-date 1994 and 1993, respectively, and increased marketing, general and administrative expenses by $2.2 million and $3.2 million, respectively. Year-to-date 1994 results were negatively affected by certain one-time third quarter events, including a $1.0 million product return and downsizing costs of $1.4 million associated with a reduction in force in the Company's Personal Computer Division (PCD) and manufacturing assembly operations, both located in Tempe, Arizona.

Net revenues for the first nine months of 1994 increased 14.4% from the corresponding period of 1993, primarily reflecting revenue increases between periods in the Company's silicon product divisions. Net revenues from the Company's application-specific standard products (ASSPs) for the X86-based portion of the personal computer (PC) marketplace increased significantly from the first nine months of 1993 to the first nine months of 1994 despite $1.0 million of product returned for re-testing on the last day of the third quarter of 1994. Unit volumes of these devices shipped in 1994 exceeded 1993 levels and average sales prices also increased. The higher average sales prices reflect increased functionalities of new products in the Company's sales mix. The Company's application-specific integrated circuit (ASIC) net revenues increased in 1994 from the corresponding period of 1993, largely from strong demand for the Company's communications devices despite a decrease in net revenues from Apple Computer, Inc. (Apple). Software net revenues have also increased between the periods.

International revenues, which include export sales, increased 13.6% over the first nine months of 1993, but decreased as a percentage of net revenues, accounting for 48.4% of consolidated net revenues in the first nine months of 1994 compared to 48.7% in the first nine months of 1993. A slight decrease in European net revenues due to a decline in unit volume shipments for the PC market was more than offset by a sharp increase in export sales, which are predominantly to the Asia-Pacific region, reflecting an increase in units shipped for the portable computer market as VLSI's customers utilize overseas manufacturing operations in the Asia-Pacific region. Sales to the Japan market increased slightly in the first nine months of 1994 from the first nine months of 1993.

Gross margin as a percentage of net revenues (as adjusted for the reclassification of Technology Center costs) increased to 38.6% in the first nine months of 1994 from 34.7% in the first nine months of 1993. Gross margin percentages have been reduced by approximately 2.7 percentage points in each of the two periods as a result of the reclassification of Technology Center costs previously classified as research and development expenses. The increase in gross margin percentage in 1994 over 1993 was driven primarily by a sales mix shift to higher margin devices and better production yields, combined with lower assembly costs and lower costs on certain high-volume packages. The Company also continues to seek to reduce its manufacturing costs through enhanced yields on newer technologies, smaller device geometries and selective equipment additions to remove production bottlenecks. Future gross margins will depend in part upon the economic environment, customer acceptance of new products, product functionality and capabilities, changes in product mix and the effects of manufacturing cost reduction activities. Gross margin in the third quarter of 1994 was negatively affected by the $1.0 million product return and a $0.7 million charge relating to downsizing the Company's assembly manufacturing operations and PCD.

The Company's gross margins are also affected by variations in semiconductor manufacturing operations, including defect densities, scheduled and unscheduled plant shutdowns and wafer yields. Depending upon the nature and reasons for such variations, differences in cost can either be inventoried as capitalized manufacturing variances and expensed as the related product is sold (often in a subsequent quarter) or charged to cost of sales in the period incurred. In general, material unusual, unfavorable variances are expensed in the period in which incurred, while other variances are capitalized. As mentioned above, cost of sales for the 1993 period included charges for an isolated manufacturing process difficulty encountered during that period.

Total research and development expenditures, as adjusted for the reclassification of Technology Center costs, increased $11.5 million in the first nine months of 1994 compared to the same 1993 period. The R&D expenses for both periods primarily reflect development of new products and technologies, including the Company's SuperCore(TM) SC590 Pentium-compatible chip set, handheld computing devices, devices for wireless technologies and software for the Electronic Design Automation market. On August 4, 1994, the Company announced that it reduced its R&D investment effort for the handheld computing marketplace. The Company continues to invest in new manufacturing technologies and future design and production capabilities in geometries smaller than 0.6-micron. The special charge of $1.0 million in 1993 for in-process research and development reflects the acquisition of certain assets by COMPASS.

Marketing, general and administrative expenses increased $7.7 million but decreased as a percentage of net revenues from the 1993 nine-month period to the 1994 nine-month period reflecting an increase in various costs, including increased sales costs on higher revenue volumes and increased marketing activities.

Operating expenses in the third quarter of 1994 include $0.7 million for the downsizing of the Personal Computer Division.

Interest expense and other, net, decreased to $4.1 million in the first nine months of 1994 from $4.8 million in the comparable 1993 period. Interest income increased between periods, reflecting the effect of higher interest rates on higher overall cash balances. Interest expense was also higher, reflecting an increased weighted-average balance of loans and capitalized leases.

Both the 1994 and 1993 year-to-date tax provisions reflect benefits for tax carryforwards. In both years, the utilization of operating loss and credit carryforwards have been subject to alternative minimum tax limitations. The provision for income taxes in the remaining quarter of 1994 will depend on the overall profitability of the Company, as well as those countries in which profits and losses are incurred.

RESULTS OF OPERATIONS -- THIRD QUARTER OF 1994 COMPARED TO THE THIRD QUARTER OF 1993

The following table summarizes the Company's operating results for the three-month period ended September 30, 1994 as compared to the three-month period ended September 25, 1993 (dollars in thousands):

                                                                THIRD QUARTER
                                            -----------------------------------------------------
                                                         1994                        1993
                                            -------------------------------   -------------------
                                                       PERCENT     PERCENT               PERCENT
                                                        OF NET     CHANGE                 OF NET
                                            AMOUNTS    REVENUES   FROM 1993   AMOUNTS    REVENUES
                                            --------   --------   ---------   --------   --------
Net revenues..............................  $151,609     100.0%      10.4%    $137,341     100.0%
Cost of sales.............................    93,843      61.9       10.2       85,189      62.0
                                            --------   --------               --------   --------
Gross margin..............................    57,766      38.1       10.8       52,152      38.0
Research & development....................    20,174      13.3       19.1       16,936      12.3
Marketing, general and administrative.....    26,380      17.4        8.8       24,239      17.7
                                            --------   --------               --------   --------
Operating income..........................    11,212       7.4        2.1       10,977       8.0
Interest expense & other, net.............    (1,530)      1.0       (3.5)      (1,586)      1.1
Income taxes..............................     2,142       1.4       14.1        1,878       1.4
                                            --------   --------               --------   --------
Net income................................  $  7,540       5.0        0.4     $  7,513       5.5
                                            ========   ========               ========   ========

The Company earned net income of $7.5 million in the third quarter of 1994 and in the third quarter of 1993 despite higher net revenues in the 1994 quarter. The 1994 net income was marked by certain one-time events, including $1.4 million in charges related to the downsizing of certain PC and manufacturing-related operations, a $1.0 million product return on the last day of the quarter, and unfavorable effects on the Company approximating $0.5 million from foreign currency rate changes. The third quarter of 1994 was also negatively affected by higher operating expenses and a slightly higher effective tax rate. The effect of the reclassification of Technology Center costs was to increase cost of sales by $4.1 million and $3.6 million in the third quarters of 1994 and 1993, respectively, decrease R&D expenses by $4.7 million and $4.6 million, respectively, and increase marketing, general and administrative expenses by $0.6 million and $1.0 million, respectively.

Net revenues in the third quarter of 1994 increased 10.4% from the comparable 1993 period, reflecting increased net revenues from higher unit shipments and average sales prices of X86-based PC devices. Net revenues from the sale of ASIC devices were down slightly between the periods, as a decrease in net revenues from Apple was not quite offset by increases in net revenues from other products, especially wireless devices. Software net revenues were comparable between periods.

Third quarter 1994 international revenues increased in terms of both amount and as a percentage of net revenues over the third quarter of 1993, primarily due to increases in export sales to the Asia-Pacific region. European net revenues increased from the comparable 1993 period due to growth in the Company's shipments of PC devices in that region. Export sales to the Asia-Pacific area in the third quarter of 1994 increased substantially over the third quarter of 1993, due to an increase in shipments of portable devices for the PC market to that area.

Gross margins as a percentage of net revenues (as adjusted for the reclassification of Technology Center costs) were comparable between the periods, but reflected shifts in sales mix. This result was driven by lower margins from personal computer devices, offset by higher margin contribution from the sales of ASIC devices. The Company recorded a $1.0 million charge to net revenues and thereby gross margins in the third quarter of 1994, reflecting a product return on the last day of the quarter, for which there was insufficient time to test, re-screen and reship the product. Reserves taken for portable PC devices as well as downsizing charges also negatively affected margins during the third quarter of 1994.

R&D expenditures, as adjusted, increased 19.1% in the third quarter of 1994 compared to expenditures in the same 1993 period, reflecting continuing investment in new package and process technologies, development of products for communications markets and development of software for the Electronic Design Automation market.

Marketing, general and administrative expenses for the third quarter of 1994 increased by $2.1 million from the third quarter of the prior year, reflecting increased sales costs associated with higher revenue levels and increased marketing activities. Operating expenses in the third quarter of 1994 also include downsizing charges as described above.

Interest expense and other, net, decreased to $1.5 million in the current quarter from $1.6 million in the same period a year ago. Interest income on the Company's overall higher cash balances increased, reflecting higher investment yields than in the third quarter of 1993, offset by increased interest expense due to higher balances of loans and capitalized leases.

FACTORS AFFECTING FUTURE RESULTS

The Company is making significant investments in research and development of new products in 1994. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and a substantial capital commitment. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the markets in question will develop. For example, the Company expended considerable financial and technical resources during 1993 through the second quarter of 1994 toward the development of its Polar(TM) product, a device intended for the handheld computer market integrating Intel's 386SL(TM) microprocessor. To date, the handheld market has not developed per initial expectations. The Company now believes that significant uncertainty exists as to the revenue potential of the handheld market in general. As a result, the Company and Intel, its partner in the Polar development effort, have canceled further production of the Polar product and in early November 1994, terminated the amended July 8, 1992 Technology and Manufacturing Agreement between the companies. In addition, the parties are exploring alternatives to carry out Intel's expressed desire to dispose of its equity ownership position in the Company. See also "-- Liquidity and Capital Resources".

As discussed in the 1993 Annual Report, the semiconductor industry has a history of cyclicality and is characterized by shortening product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. In addition, competition is intense, particularly in core logic X86 chip sets where Intel has become a major supplier of personal computer chip sets and mother boards. The Company's products are susceptible to pricing pressures and the Company continually attempts to pursue cost reductions including process enhancements and manufacturing geometry reductions in order to maintain favorable gross margins. Future gross margins will also vary with the general condition of the economy, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix and the success of ongoing manufacturing cost reduction activities.

The Company is continually expanding and upgrading its manufacturing capacity. These activities require significant investments in capital equipment and facilities. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Specifically, the Company has recently begun a program to expand and upgrade its manufacturing facility in San Jose, California. The work effort associated with the upgrade and expansion of that facility could result in a disruption to the facility's manufacturing cycle, thereby lowering the output of the facility as well as wafer yields. This could have a material adverse impact on the Company's future operating results.

The Company, from time to time, may begin risk production of new products prior to final internal and/or external qualification of such products. If the products do not prove to be production-worthy, the Company could face the loss of potentially significant future revenues from the devices and adverse affects in operating results. As an example of risk production, in the third quarter of 1994 the Company ramped production of its SuperCore SC590 chip set for Pentium-based computer systems prior to the Company's full internal qualification of such product.

Approximately two-thirds of the Company's net revenues for the third quarter and first nine months of 1994 were derived from sales to its top 20 customers, a large percentage of which are in the personal computer business. In addition, shipments to a single customer in the personal computer business, Compaq Computer Corporation (Compaq), accounted for 24.4% of net revenues during the third quarter of 1994 and 23.0% for the first three quarters of 1994. Shipments to Compaq were up sharply from 1993, when they accounted for less than 10% of the Company's net revenues for that year. As a result of this concentration of its customer base, the Company's operating results would be materially adversely affected by the loss of business from, or the cancellation of orders by, any such customers. During the third quarter of 1994, the Company experienced a decrease in orders from Compaq, which may result in reduced sales to Compaq in the fourth quarter of 1994 and first quarter of 1995. The Company has experienced such a decrease during the first nine months of 1994 in sales to Apple, resulting in a decrease in Apple net revenues to less than 10% of net revenues in the first nine months of 1994, as compared to approximately 19.5% of net revenues in the first nine months of 1993. In addition, the personal computer market, from which the Company derives over half of its net revenues, is volatile and subject to significant shifts in technologies and demand as well as severe pricing pressures.

The Company sells its ASSPs under terms and conditions customarily found in the semiconductor industry. Sales of these products are subject to customer cancellation with limited advance notice prior to shipment. Due to the Company's relatively narrow customer base for certain ASSPs and the short product life cycles of such products, the Company could be unexpectedly left with significant inventory exposure, which could have a material adverse affect on the Company's operating results.

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

At September 30, 1994, total cash, cash equivalents and liquid investments increased $18.7 million from the 1993 fiscal year-end balance due primarily to cash from operations and loan borrowings, offset by purchases of property, plant and equipment and payments of debt and capital leases in the first nine months of 1994. Working capital increased to $121.5 million at September 30, 1994 compared to $114.4 million at December 25, 1993.

During the nine-month period ended September 30, 1994, the Company generated $76.7 million of cash from operations, a 39.4% increase over the $55.0 million of cash generated for the nine-month period ended September 25, 1993. Accounts receivable were $18.7 million higher at September 30, 1994 than at December 25, 1993, reflecting increased sales volumes. Concurrently, inventory levels have declined $6.9 million from December 25, 1993 levels. Accounts payable and accrued compensation at September 30, 1994 have increased by $21.7 million from December 25, 1993 as a result of the timing of payments for the higher level of spending for fixed assets and for increases in production volumes, as well as increases in accrued compensation and benefits that reflect the timing of payments.

Cash used for investing activities was $29.3 million for the nine-month period ended September 30, 1994, as compared to $53.8 million for the nine-month period ended September 25, 1993. The large decrease is a result of the Company's shifting its liquid investments into cash equivalents in order to take advantage of anticipated increased interest rates for liquid investments. VLSI invested $72.1 million in property, plant and equipment during the first nine months of 1994 compared to $56.3 million in the comparable 1993 period. Capital additions during 1994 were financed by cash and equipment loans. The 1994 and 1993 nine-month investments in property, plant and equipment included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. The Company expects to continue to utilize debt and/or lease financing for portions of its 1994 capital expenditures.

Cash used for financing activities was $6.3 million in the first nine months of 1994 compared to $4.2 million in the same 1993 period. This increase in net expenditures reflects higher payments on debt and capital lease obligations in 1994. Unused committed credit facilities approximated $52.5 million at September 30, 1994.

VLSI currently estimates that total capital expenditures for 1994 will exceed $100 million and will include expenditures for further increases in 0.6-micron wafer fabrication capability. The Company entered into a lease agreement during the third quarter of 1994 for space adjacent to its San Jose campus. The Company will utilize this additional office space for its growing engineering functions and to better organize its operational space layout.

Intel, which owns approximately 5.36 million shares, or 14.8%, of the Company's Common Stock, and a warrant to purchase approximately an additional 2.68 million shares of the Company's Common Stock at an exercise price of $11.69 per share, elected in July 1994 to waive its right to maintain its percentage of equity ownership interest in the Company's Common Stock and its right to have an observer attend meetings of the Company's Board of Directors. Intel has also informed VLSI that Intel wishes to dispose of its equity ownership interest. The terms of the Intel/VLSI Stock and Warrant Purchase Agreement dated July 8, 1992 could be interpreted to obligate VLSI to pay for certain costs, including printing expenses, legal fees and brokerage commissions or underwriters' discounts associated with the sale of VLSI securities held by Intel. To the extent any such costs are borne by VLSI, none of which can be readily determined prior to the sale of the securities, they would be applied against the Company's equity balances as an element of the cost of the 1992 private placement transaction with Intel.

VLSI believes that its existing cash balances, together with cash flow from operations and available credit facilities, will be sufficient to meet its liquidity and capital expenditure needs through 1995. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, as well as from equity or debt financing based on market conditions. However, as a result of Intel's desire to sell such a large number of shares of Common Stock, VLSI may be effectively precluded from raising capital through the sale of equity in the near term. There can be no assurance that the Company will be able to obtain future financing when needed or on favorable terms.

                           PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993 for discussions of certain pending legal proceedings. Except as discussed below, there have been no material developments in any of these matters since the filing referenced above.

  Texas Instruments

     With respect to the TI actions against the Company and four other defendants, in February 1992, the United States International Trade Commission
(ITC) affirmed the decision of the Administrative Law Judge that the Company's old plastic encapsulation gating process infringed TI's patent, but found the Company's newly developed process to be non-infringing. The U.S. Executive Branch affirmed the order in the second quarter of 1992. The United States Court of Appeal, for the Federal Circuit, affirmed the ITC decision in the first quarter of 1993. In the first quarter of 1994, the parties filed cross motions for summary judgment, all of which were denied in August 1994. A trial date for TI's patent infringement action in the United States District Court for the Northern District of Texas, Dallas Division, has been set for April 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- See Index to Exhibits on Page 14.

     (b) Reports on Form 8-K -- None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VLSI TECHNOLOGY, INC.

                                                    (Registrant)

Date          November 11, 1994                  By:        /s/ GREGORY K. HINCKLEY
    -------------------------------------           --------------------------------------
                                                             Gregory K. Hinckley
                                                          Vice President, Finance and
                                                            Chief Financial Officer
                                                         (Principal Financial Officer)

Date          November 11, 1994                  By:        /s/ BALAKRISHNAN S. IYER
    -------------------------------------           --------------------------------------
                                                              Balakrishnan S. Iyer
                                                      Vice President, Controller and Chief
                                                              Accounting Officer
                                                        (Principal Accounting Officer)

                             VLSI TECHNOLOGY, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                               INDEX TO EXHIBITS

ITEM    DESCRIPTION
- - ----    -----------
10.1    Leasing Agreement dated September 21, 1994 between Sobrato-Sobrato Interests, as
        Lessor, and the Registrant, as Lessee, for property located at 1240 McKay Drive, San
        Jose, California.

10.2    Termination Agreement dated November 7, 1994 between Intel Corporation and
        Registrant.

11.1    Calculation of Earnings Per Share

27.1    Financial Data Schedule