Form 10-Q/A
period 1994-07-01
VLSI TECHNOLOGY INC
filed 1995-02-28
CIK 704386

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

  MARK ONE:
- -------------
     /X/                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTERLY PERIOD ENDED JULY 1, 1994
                                              OR
     / /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM                  TO
                               COMMISSION FILE NUMBER: 0-11879

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits -- See Index to Exhibits on Page 4.

     (b) Reports on Form 8-K -- None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                VLSI TECHNOLOGY, INC.
                                                    (Registrant)

Date    February 28, 1995                        By: /s/     GREGORY K. HINCKLEY
                                                             Gregory K. Hinckley
                                                        Vice President, Finance and
                                                          Chief Financial Officer

Date    February 28, 1995                        By: /s/     BALAKRISHNAN S. IYER
                                                             Balakrishnan S. Iyer
                                                       Vice President, Controller and
                                                          Chief Accounting Officer
                                                       (Principal Accounting Officer)

                             VLSI TECHNOLOGY, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 1, 1994

                               INDEX TO EXHIBITS

 ITEM                                          DESCRIPTION
- -------     ----------------------------------------------------------------------------------
  10.1      Credit Agreement dated June 6, 1994 between Continental Bank N. A., as Agent, and the Registrant
  10.2      Term Loan and Security Agreement dated June 17, 1994 and Promissory Notes dated
            June 17 and June 30, 1994 between Heller Financial, Inc. and the Registrant
  10.3*     Acquisition and Participation Agreement and Escrow Instructions dated April 22,
            1994 between Brazos Asset Management, Inc. and the Registrant
  10.4*     Letter dated July 18, 1994 from Intel Corporation to the Registrant waiving certain rights under the Intel/VLSI Stock and Warrant Purchase Agreement dated
            July 8, 1992
  11.1*     Calculation of Earnings Per Share

- ---------------
 * Previously filed with Quarterly Report on Form 10-Q for the quarter ended July 1, 1994 on August 10, 1994.