Form 10-K405
period 1994-12-30
VLSI TECHNOLOGY INC
filed 1995-03-21
CIK 704386

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                   FORM 10-K
(Mark One)

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended DECEMBER 30, 1994

    or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from             to

                         Commission file number 0-11879

                     -------------------------------------

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

                     -------------------------------------

       Securities registered pursuant to Section 12(b) of the Act: None.

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

                        Preferred Share Purchase Rights
                                (Title of Class)

                     -------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X No   .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1995 was approximately $478,046,358 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, Common Shares held by persons who hold more than 5% of the outstanding voting shares and Common Shares held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

     As of February 28, 1995, the number of shares of the Registrant's Common Stock outstanding was 36,809,167.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the definitive Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held April 27, 1995 (the "Proxy Statement"), (Parts I and III).

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

                                    OVERVIEW

     VLSI designs, manufactures and sells complex application-specific integrated circuits ("ASICs"), which are custom designed chips for an individual customer, and application-specific standard products ("ASSPs"), which are semi-custom chips designed for a particular market application that may be used by several different customers. Through its majority-owned subsidiary, COMPASS Design Automation, Inc. ("COMPASS"), VLSI offers an integrated suite of electronic design automation ("EDA") software tools, foundry-flexible libraries and support services for use by systems and circuit designers at other semiconductor and systems design companies in addition to VLSI (see "COMPASS DESIGN AUTOMATION" below).

     VLSI applies its value-added technology to deliver products targeted at specific segments of the electronics marketplace. These products address a range of applications in the personal computer ("PC"), communications, workstation, government, high-performance computer and entertainment markets. VLSI targets a limited number of key Original Equipment Manufacturer ("OEM") customers who are leaders in their respective industries. The Company's top customers in 1994 include Compaq Computer Corporation ("Compaq"), Apple Computer, Inc. ("Apple"), Telefonaktiebolaget LM Ericsson ("Ericsson"), Hewlett-Packard Company ("Hewlett-Packard"), and Digital Equipment Corporation ("DEC"). See "MARKETING AND CUSTOMERS" below.

     The Company has applied a market segment approach to its method of planning and organizing its business. The Company has targeted a limited number of growth markets in which it has developed significant expertise utilizing its library of proprietary cells and highly integrated building blocks to assist customers in rapidly designing products and bringing them to market.

     The Company's objective is to design and manufacture highly-integrated, complex semiconductor devices that allow its customers to develop and bring to market higher value-added systems and products. Key elements in its strategy to achieve this objective include:

     Target selected growth markets. VLSI has targeted a limited number of growth markets in which it has built significant expertise. In these markets, the Company can utilize its library of proprietary cells and high-level building blocks to assist customers in designing and bringing the customers' products to market rapidly. VLSI believes that this allows the Company to offer more value to the customer at potentially higher gross margins for the Company. VLSI's target markets include high-end computing applications, wireless and networking communications applications, entertainment systems and desktop and portable personal computers.

     Develop differentiated products. VLSI seeks to develop differentiated products that allow a customer both to distinguish the customer's products from those offered by its competitors and to reduce the customer's product cost. The Company creates highly complex products that reduce the number of integrated circuit devices required for a given application and contain advantageous combinations of features and functionality. VLSI emphasizes high performance applications where its products are critical elements of complex electronic systems.

     Focus on large, industry-leading OEM customers. VLSI focuses its manufacturing and research and development resources on products for a limited number of OEM customers who are leaders in their respective industries. The Company believes that such large OEM customers provide the Company with significant potential. During the year ended December 30, 1994, approximately two-thirds of the Company's net revenues were derived from sales to its top 20 customers.

        Balance manufacturing. The Company balances its wafer production between its own facilities and the use of foundry capacity of third party wafer subcontractors. The Company believes that this strategy improves cost-effectiveness, responsiveness to customers, access to capacity, ability to implement leading-edge process technology and time to market, as compared to semiconductor companies that lack fabrication facilities, while providing a partial buffer against over-capacity in times of diminished demand. During 1994, VLSI produced approximately three-quarters of its wafer requirements at its own facilities. The Company believes that when demand exceeds industry-wide fabrication capacity, its manufacturing strategy also results in enhanced responsiveness to customers, as compared to semiconductor companies lacking fabrication facilities. In addition, the Company's fabrication facility in San Antonio, Texas is designed to permit the Company to significantly increase its current manufacturing capacity at that facility.

        Use FSB(TM) libraries to reduce customers' time to market. VLSI's Functional System Block(TM) ("FSB") libraries, an expanding collection of pre-designed cells and high-level building blocks, provides easy design-in of frequently used integrated circuit functions. The FSB library elements allow VLSI and its customers to more rapidly design and integrate products, thereby reducing VLSI's customers' time to market. VLSI's library of FSBs includes Graphics Controllers (LCD and CRT), a DES Encryption FSB, a PCI FSB, Floppy Disk Controllers, SCSI Controllers, T1 Controllers and a suite of analog functions for communications FSBs. VLSI continues to expand its FSB libraries through internal development and through the acquisition or licensing of technology from other companies. Technology acquired and/or licensed from other companies include an ARM RISC-based microprocessor (low power, high performance embedded control applications), power management, communications (including standards such as DECT, CT2, GSM and PHS), signal converters, forward error correction and digital signal processing.

     Focus on customer support. The Company seeks to differentiate itself from its competitors not only through the quality of its products, but also through the level of its technological support and service. VLSI operates a network of geographically dispersed Technology Centers where experienced engineers with a specific technical focus work directly with customers to develop designs for new products and to provide continuing after-sale customer support.

                               SILICON OPERATIONS

PRODUCTS AND SERVICES

     VLSI has organized its business around targeted market segments, establishing divisions to address specific silicon markets. Each of the Company's silicon divisions maintains independent marketing and applications research and development capabilities.

     The Company's market-focused structure permits VLSI to dedicate certain of its engineers to develop systems expertise in, and experience with issues peculiar to, applications in a particular market. VLSI believes that this increased systems expertise allows it to offer more value to the customer through the development of FSBs to address those specific issues. VLSI's customers in silicon market segments have a choice of using proprietary solutions, standard solutions that are shared among multiple customers, or a combination of both.

     The VLSI Product Divisions design, manufacture and market devices for the computer, communications and entertainment markets, including personal computer applications (Apple operating system), high-end computing applications (such as graphics workstations and high-end storage), secure communications, home entertainment applications (such as interactive television and video game systems), networking and wireless communications. The Personal Computer Division designs, manufactures and markets ASSPs for desktop and portable computers designed on the X86 architectures for 486 and Pentium(TM)-based computers.

                             VLSI Product Divisions

     The VLSI Product Divisions ("VPD") consist of market segment divisions: the Apple Products Division, the Computer and Government Product Divisions, the Consumer and Industrial Product Divisions, the Network Products Division and the Wireless Products Division.

     The key to the success of VPD is providing customers with timely silicon solutions optimized for their applications. This approach enables rapid market introduction of customer products coupled with the ability to customize for specific customer requirements.

     FSB library elements consist of system-level blocks that provide a higher level of integration than in a traditional design library. These blocks are designed to be combined with other FSB blocks, random logic and compiled elements to provide the optimum silicon circuit with minimum customer design time. FSB cells are intended to speed the development of integrated circuits ("ICs"), resulting in faster time to market for customers.

     VPD's competition comes from a wide variety of large, established IC providers, including, but not limited to, American Telephone & Telegraph Company ("AT&T"), International Business Machines Corporation ("IBM"), LSI Logic Corporation ("LSI"), Motorola, Inc. ("Motorola"), Texas Instruments Incorporated ("TI") and Toshiba Corporation ("Toshiba").

Apple Products Division

        This division produces devices for Apple, its subcontractors and licensees as well as Apple-compatible peripheral suppliers worldwide. Apple has been provided with high-performance gate array and cell-based products, which are used in Apple's older Quadra(TM) and Powerbook(TM) computer lines based on the Macintosh(R) platform and in a host of printer products. The Company does not have significant silicon content in Apple's first generation Power Macintosh(TM) machines. As a result, the 1994 production volumes for Apple were significantly lower than 1993 levels. Also see "MARKETING AND CUSTOMERS" below.

Computer and Government Product Divisions

     The computer product division markets include workstations (from entry-level through high-end graphic), servers, parallel processors, mass storage devices and peripherals. Significant customers include Silicon Graphics, Inc., AT&T, Storage Technology Corporation and DEC.

     Target market segments for VPD's government product business involve commercial applications of technologies developed for military applications, including Geo-Positioning Satellite ("GPS") systems and entertainment applications of graphics technology. Secure information technologies in the form of data encryption strategies are another key area of focus for this division. This group provides devices to large electronics-related defense contractors but does not act as a prime contractor on government contracts.

Consumer and Industrial Product Divisions

     The consumer and industrial product divisions primarily target high-volume entertainment-related markets including television and satellite cable applications, HDTV, and electronic games as well as other miscellaneous applications including manufacturing and robotics. The customer base for these divisions includes Sony Corporation, Pioneer Electric Corporation, The 3DO Company, Scientific Atlanta, Inc., Thompson Consumer Electronics Inc. and the Allen-Bradley Division of Rockwell International Corporation.

Network Products Division

     The network products division supports customers such as DSC Communications Corporation, Alcatel Alsthom Compagnie Generale d'Electricite and Tellabs Incorporated in several applications, including digital cross-connect, transmission, networking/internetworking, switching and multiplexing. Certain communications-specific FSB cells have been employed as high-level building blocks and designed to consolidate voice, data, image and video onto single networks and comply with the relevant industry standards that include high complexity analog, digital and memory functions. Specific solutions for major customers include FSB cells for various networking standards, including ATM, T1, E1 and Sonet/SDH.

Wireless Products Division

     The wireless products division provides wireless communications voice and data system solutions. This division uses baseband signal processing technology developed to support various voice and data standards, including GSM, PHS, DECT and CDPD solutions. The division supports major wireless telephone manufacturers, including Ericsson, Orbitel Mobile Communications Ltd., Nokia Corporation Information Systems, Motorola, DDI Corporation and Nippon Electric Corporation ("NEC"). Additionally, solutions have been developed for other markets and standards. Wireless revenues are primarily generated in the European market; additionally, sales to a single OEM, Ericsson, account for over 60% of 1994 worldwide wireless revenues.

                           Personal Computer Division

     The Personal Computer Division ("PCD"), located in Tempe, Arizona, supplies system-logic chip sets and peripheral components for desktop and portable personal computers based on X86 architectures. The product line consists of highly-integrated core logic and peripheral input/output devices for X86 systems. The division primarily serves a selected set of high-volume market leaders worldwide, such as Compaq, Hewlett-Packard, AST Research, and Dell Computer. VLSI's chip sets currently support Intel Corporation ("Intel"), Advanced Micro Devices, Inc., and other X86 microprocessors.

     The PC chip set market has been characterized by intense competition, resulting in constant pressure to improve pricing and features to maintain market share. With new PC design cycles occurring every six to twelve months, this competitive environment requires continuous efforts to develop and introduce new products into the marketplace. Any delays in the development of a new chip set can result in substantial loss of both market share and profitability. While PCD has generally been successful in its development and introduction of new products in the past, there can be no guarantee that this success will continue in the future.

     PCD's development efforts involve the timely introduction of highly integrated chip sets, enabling PC manufacturers to supply cost-effective computing systems to end users within narrow market windows. While PCD works closely with key customers to identify the correct set of features and functions to include in its future products, the division must make critical decisions concerning chip set configurations using imperfect information. If the actual direction of the PC chip set market takes a turn that is substantially different from the one anticipated by the division's development team, substantial losses in market share, gross margin, and profitability may result.

     In 1994, the microprocessor architecture used by most PC manufacturers continued to be the 486 system for which PCD produced its SC483(TM), a low-power controller. Also during the year, PCD initiated commercial volume production of a controller chip for Intel's Pentium system, the production of which is expected to increase throughout 1995. PCD also shipped significant amounts of its SCAMP IV(TM) chip set for portable PCs, although revenues from the device are expected to decline in 1995 as the portable market transitions to the Pentium architecture.

     The Technology and Manufacturing Agreement ("Technology Agreement"), signed by VLSI and Intel in July 1992, provided VLSI with access to Intel's 386SL(TM) microprocessor technology intended for integration into products for the handheld computer market. While the development efforts were completed in 1994, this market failed to materialize at a rate supporting commercial production. As a result, the Technology Agreement was mutually terminated in November 1994 and, in January and February 1995, Intel disposed of its ownership of VLSI Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

MARKETING AND CUSTOMERS

     The Company uses a direct sales force, commissioned representatives and distributors to sell its silicon products and services. VLSI's silicon operations have 28 sales offices (20 in the United States, four in Europe, two in Japan and two in the Asia-Pacific region) as well as 18 Technology Centers (11 in the United States, four in Europe, two in Japan and one in the Asia-Pacific region). Direct sales represent the Company's primary distribution channel. The direct sales force is assisted by VLSI engineers located in its Technology Centers.

     The Company's Technology Centers support VLSI's customers by offering a range of design services. These services include system definition, complete logic and circuit design and test program generation. Staffed by system and integrated circuit designers, the Technology Centers are located near potential customers.

     Approximately two-thirds of the Company's net revenues for 1994 were derived from sales to the Company's top 20 customers, eight of whom operate in the personal computer industry. As a result of this concentration of its customer base, the loss of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company's results of operations. For example, during 1992 and 1993, Apple was the Company's largest customer, accounting for approximately 15% and 19%, respectively, of the Company's net revenues in those years. In December 1993, Apple postponed and, in some cases, canceled shipments planned for delivery in 1994, adversely affecting VLSI's results of operations for 1994. The net effect was that Apple was not a 10% customer in 1994. Significant customers in 1994 include Compaq, comprising 22% of 1994 net revenues. See also Item 7 of
Part II herein, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results."

RESEARCH AND DEVELOPMENT

     The Company's research and development ("R&D") is focused on continued development and improvement of its systems applications expertise, process and packaging technologies, design libraries and its expertise with cell-based and gate array ICs. The Company's R&D expenditures for the years 1992, 1993 and 1994 have shown sequential increases with total expenses of $50.4 million, $65.4 million and $78.9 million, respectively.

     The Company's future success depends on its ability to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. New product development often requires long-term forecasting of market trends, development and implementation of new processes and technologies and substantial capital commitments. For example, the Company invested significant resources toward developing products for the handheld computer market, which failed to develop as estimated, thereby postponing, if not permanently deferring, the Company's recovery of the cost of these development expenditures. If the Company is unable to design, develop, manufacture and market new products successfully and in a timely manner, its operating results could be adversely affected. No assurance can be given that the Company's product and process development efforts will be successful.

     The Company's process technology development activities in 1994 concentrated on the successful development of a 0.5-micron CMOS process, the initiation of a 0.35-micron CMOS process and for the development of software for the EDA market. R&D activities in the packaging area focus on high performance, high pincount advanced packaging solutions and assembly techniques.

     Research and development activities are sometimes augmented through alliances with other companies. Wafer process technology development efforts in 1994 in conjunction with the Company's strategic agreement with Hitachi, Ltd. include integration of 0.5- and 0.35-micron CMOS process and manufacturing methodologies in the San Antonio, Texas wafer fabrication facility.

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

MANUFACTURING

     The fabrication of ICs is an extremely complex and precise process consisting of hundreds of separate steps and requiring production in a highly controlled, clean environment. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional.

     Semiconductor manufacturing is also highly capital intensive, and capital costs have tended to significantly increase as geometries have decreased in size. The marketplace has placed an ongoing emphasis on ever-smaller geometries, evidenced by increasing demand for deep sub-micron devices (those geometries under 0.6-micron), requiring the Company to increase its capital investment requirements to keep abreast of market demand.

     The Company's success is partially dependent upon its ability to develop and implement new manufacturing process technologies. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. The Company believes that the transition to smaller geometry process technologies will be important to remaining competitive. There can be no assurance that the Company will be able to profitably manufacture devices in geometries smaller than 0.6-micron.

     In addition to large R&D expenditures required to develop processes for deep sub-micron devices, capital expenditure requirements to manufacture at such small geometries increase rapidly. Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. The Company made significant investments during 1994 into sub-micron manufacturing and expects to continue a high level of investment in this area in the future.

     The majority of the Company's 1994 wafer production utilized a 0.8-micron CMOS process. The Company balances its wafer manufacturing between its own wafer fabrication facilities and those of third-party wafer subcontractors. This strategy provides manufacturing flexibility and the ability to realize economies of scale by operating the Company-owned fabrication facilities at capacity with a buffer in case of changes in demand. Approximately 80% of the Company's wafers in 1992 were manufactured internally. This percentage decreased to approximately 75% during 1993 and 1994, as the demand for the Company's products exceeded the rate of expansion of internal manufacturing capacity.

     The Company has three manufacturing facilities. Its San Jose, California plant performs wafer fabrication, probe and final test activities. The San Antonio, Texas facility is dedicated to wafer fabrication and includes four modules. All of Module A and Module B have been facilitized. Equipping the remaining component of Module B will allow the Company to potentially double the Company's production capability at the San Antonio facility. The Tempe, Arizona site contains design, probe and final test facilities.

     The building housing the Company's San Jose wafer fabrication facility, which currently accounts for approximately 40% of its total internal wafer production, was purchased by the Company during the first quarter of 1994. The Class 10 San Jose facility is currently being converted from a 5-inch wafer process to a 6-inch process in order to significantly increase device production capacity at this facility. The San Jose wafer fabrication facility is located near major earthquake faults and in an area that has in the recent past experienced an extended drought. Additionally, as a 11-year-old fabrication facility, it faces certain technological limitations. Due to the age of the Class 10 San Jose facility and other factors, including ground motion, it is uncertain whether geometries smaller than the 0.8-micron level can ever be profitably manufactured there.

     During 1995, the Company expects to convert its San Antonio wafer fabrication facility from a predominantly 0.8-micron process to a predominantly 0.6-micron process. The conversion, if successfully completed, will increase device volume production and lead to lower overall device costs.

     In addition to manufacturing in its own facilities, VLSI has wafer manufacturing arrangements with foreign companies specializing in subcontract wafer foundry services. These wafer subcontractors are themselves subject to all of the manufacturing risks that are applicable to VLSI's own wafer manufacturing operations. In addition, the Company's foreign subcontract manufacturing arrangements are subject to risks such as changes in government policies, transportation delays, increased tariffs, fluctuations in foreign exchange rates, and export and tax controls.

     Even though the Company utilizes both of its fabrication plants and multiple subcontractors to manufacture its wafers and has the ability to shift manufacturing from one plant to another for many of its products, disruption of operations at either the Company's production facilities or those of its subcontractors for any reason, such as fire or earthquake, could cause significant delays in shipments until the Company could shift the products from an affected facility or subcontractor to another facility.

     The Company subcontracts substantially all of its integrated circuit packaging and approximately 30% of its final testing to third parties. The final tested circuits are normally returned to the Company for shipment to customers. Subcontractors include Anam Semiconductor Technology Co. Ltd. in Korea and the Philippines (see Item 13 in Part III hereof). Although the Company has no long-term contractual commitments from these suppliers, the Company believes that these sources of packaging and testing services are relatively reliable given their level of interdependence with the Company and the overall level of availability of worldwide subcontract packaging and testing capacity. Any problems experienced in obtaining acceptable subcontract manufacturing services could delay shipments of the Company's products and affect the Company's results of operations.

     The principal raw materials used by the Company in the manufacture of its products are silicon wafers, processing chemicals and gases and certain precious metals. Subcontractors use ceramic and plastic packages to enclose the devices produced for the Company. Certain raw materials used for the manufacture of ICs are available from a limited number of worldwide suppliers. The Company does not generally depend on long-term fixed-price supply contracts. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If VLSI was unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials. The Company's operations also depend upon a continuing adequate supply of electricity, natural gas and water.

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

COMPETITION

     The semiconductor industry in general and the markets in which the Company competes in particular are intensely competitive, exhibiting both rapid technological change and ongoing price erosion as technologies mature. From time to time, the industry has also experienced significant downturns, often in connection with, or in anticipation of, declines in general economic conditions. These downturns, which in some cases have lasted for more than a year, have been characterized by diminished product demand, production over-capacity and subsequent accelerated erosion of average sales prices. Competition in the personal computer market, the Company's largest individual market segment, is especially intense and is subject to significant shifts in demand and severe pricing pressures. For example, during the third quarter of 1992, the migration of the PC market from the 386 to the 486 architecture caused a decline in demand for 386 chip sets and related devices, resulting in an excess of worldwide supply of such chip sets and significant price declines as competitors struggled to maintain market share. A similar occurrence is possible with respect to the transition from 486 architecture to the Pentium-compatible architecture. Although this transition has already begun, it is very difficult to predict the speed and exact timing of this change.

     The Company competes with large domestic and foreign companies that have substantially greater financial, technical, marketing and management resources than the Company, such as AT&T, LSI, Motorola, TI and Toshiba. Additionally, VLSI's competitors in the personal computer chip set market are continuously changing and include Intel, ACC Microelectronics Corporation, OPTi, Inc., Silicon Integrated Systems and Cirrus Logic Inc. There is no assurance that the Company will be able to compete successfully in the future.

     Competition is based on such factors as design capabilities (including both the design tool features and the skills of the design team), quality, delivery time and price. The Company believes that its competitive strengths include: a growing expertise in systems applications in specific market segments, its high quality wafer processing technology and fabrication facilities, its experienced engineering staff, test capabilities, cost effectiveness, technical design services offered through its network of Technology Centers and design tools and services, including its proprietary FSB libraries.

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

                        COMPASS DESIGN AUTOMATION, INC.

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

     COMPASS product offerings are organized into four main product lines: logic design and analysis tools, physical design and verification tools, library development tools and physical libraries. These products are intended to reduce overall time to market and decrease engineering and production costs for advanced integrated circuit design.

     COMPASS produces a complete set of tools for all levels of design from VHDL and Verilog down to basic silicon structures. In the top-down design market segment, COMPASS is focused on VHDL and Verilog-based synthesis and test-generation tools, along with services to import custom libraries from various semiconductor vendors to work on the COMPASS toolset. In the physical design software area, COMPASS develops tools for floorplanning, automatic place-and-route, a range of symbolic and polygon-based custom layout tools, and a complete set of physical layout verification tools. In library technology, COMPASS develops a wide range of Foundry Flexible(TM) libraries, memory and datapath compilers. It also develops high-productivity tools to automate the process of library generation.

     COMPASS' R&D efforts are focused on making its array of software technology capable of supporting a wider variety of semiconductor vendor design tools and semiconductor foundry formats. Product development efforts are focused on the design environment requirements imposed by deep sub-micron designs. During 1994 and continuing in 1995, the COMPASS product development focus is on deep sub-micron physical libraries, the associated physical design software tools, and related EDA tools required by large, complex design projects.

     COMPASS competes with other software vendors in the EDA market for integrated circuit design automation. Competition in the EDA market has come primarily from a few large established vendors, such as Cadence Design Systems, Inc., Mentor Graphics Corporation, Viewlogic Systems, Inc., and Synopsys, Inc. COMPASS is pursuing cooperative relationships with certain of these large EDA companies to provide complementary solutions to the vendors' offerings. Competition is based on such factors as design capabilities (including both the design tool features and the skills of the design team), quality, delivery time and price. The Company believes that a principal competitive strength of COMPASS is its expertise and products for deep sub-micron libraries and physical design. The Company's ability to compete in the EDA market will depend upon the expansion of vendor libraries available for the logic design system and the foundries that can fabricate designs using COMPASS libraries. Such vendor libraries are available from COMPASS as well as other semiconductor vendors, which include Fujitsu Ltd., General Electric Corporation Ltd.'s Plessey Division, Gold Star Co., Ltd., Hitachi, Mitsubishi Ltd., NEC and Toshiba. Additionally, COMPASS Foundry Flexible libraries are supported by VLSI, Taiwan Semiconductor Manufacturing Company Ltd., Chartered Semiconductor Manufacturing Pte Ltd., European Silicon Structures BV, and other foundries.

     COMPASS uses direct sales, commissioned representatives and distributors to sell its software products. COMPASS' 19 sales offices (13 in the United States, four in Europe, one in Japan and one in the Asia-Pacific region) include its three worldwide development centers. Direct sales represent COMPASS' primary domestic and

European distribution channels, allowing COMPASS to bring to focus the technical and systems expertise necessary to sell EDA software.

     COMPASS generally licenses its design tools under nontransferable, non-exclusive license agreements and provides postcontract customer and software revision support. In addition, COMPASS offers training and consulting services to its customers. COMPASS retains ownership rights to all software that it develops. COMPASS uses various security schemes to protect its software products from unauthorized use or copying.

     COMPASS does sell its products to U.S. government agencies and defense related customers. However, such revenues are not currently material, nor are they expected to be a material part of the COMPASS business in the future.

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

                                   EMPLOYEES

     As of December 30, 1994, the Company and its subsidiaries had approximately 2,700 employees worldwide. Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including technical and design personnel and high-level executives. The Company has granted stock options to many of its employees and has implemented stock purchase and profit sharing programs. In addition, the Company currently has Management Continuity Agreements with seven of its officers (see Exhibit 10.50 and the information contained in the Proxy Statement under the caption "Executive Officer Compensation -- Management Continuity Agreements", which information is incorporated herein by reference).

                              PATENTS AND LICENSES

     The Company has filed a number of patent applications and currently holds various U.S. patents expiring from 2003 to 2012 covering inventions in the areas of computer-aided engineering and electronic circuitry. VLSI has also filed corresponding patent applications in foreign jurisdictions. The Company expects to file future patent applications from time to time, as appropriate, both in the United States and abroad. VLSI does not consider the success of its business to be materially dependent on any single patent or group of patents.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have on occasion resulted in protracted and expensive litigation. The Company is currently one of four remaining defendants in a major patent infringement suit brought by TI (see "Legal Proceedings" in Item 3 of Part I herein). A court date for this proceeding has been set for April 1995. While the outcome of this matter is currently not determinable, management believes that its ultimate resolution will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, should the ultimate outcome of this matter be unfavorable, VLSI may be required to pay damages and other expenses.

     IBM and Motorola have separately contacted the Company concerning its alleged use of intellectual property belonging to them. The Company does not believe it is using either of these companies' intellectual property.

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

     VLSI has also entered into a number of licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI limited access to third party technology, or to allow third parties limited access to VLSI's technology.

                                WORKING CAPITAL

     Information regarding the Company's working capital practices is incorporated herein by reference from Item 7 of Part II hereof under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and from Item 8 of Part II hereof under the heading "Revenues" in Note 1 of Notes to Consolidated Financial Statements.

                   FINANCIAL INFORMATION BY BUSINESS SEGMENT
                              AND GEOGRAPHIC DATA

     This information is included in Note 10 of Notes to Consolidated Financial Statements, which information is incorporated herein by reference to Item 8 of
Part II hereof.

                              ENVIRONMENTAL ISSUES

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company's San Jose, California facilities are located near recently developed residential areas and a potential elementary school site, which could increase the incidence of environmental complaints or investigations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations could subject VLSI to substantial liability or could cause its manufacturing operations to be suspended, which could have a potentially adverse effect on the Company's operating results.

ITEM 2.  PROPERTIES

     The Company has three manufacturing facilities located in San Jose, California, Tempe, Arizona and San Antonio, Texas. In addition, VLSI (including its subsidiary, COMPASS) has 47 sales offices (33 in the U. S., eight in Europe, three in Japan and three in the Asia-Pacific region) and 18 Technology Centers (11 in the U. S., four in Europe, two in Japan and one in the Asia-Pacific region). The Company purchased two buildings used for wafer fabrication and test areas at its San Jose site in 1994 and additionally owns its Tempe, Arizona and San Antonio, Texas facilities. The Company's other properties are occupied under operating leases that expire from April 1995 through February 2020 with options to renew in most instances. The Tempe facility is located on land held under a long-term ground lease, which expires in December 2037, while the Company owns the land beneath its San Antonio facilities.

     The Company's San Jose facility, which includes manufacturing, COMPASS, VPD marketing and corporate support services such as its computer center, technology development, primary shipping location and major design center, is located near major earthquake faults. Should an earthquake cause an interruption in operations, operating results would be materially adversely affected.

     The San Antonio facility began qualified production in 1989 and is dedicated to wafer fabrication. Module A of four planned modules of class 1 clean room was completed in 1990. Module B was partially facilitized, equipped and used to augment capacity beginning in 1991 with the balance of facilitization completed in 1993. As of the end of 1994, approximately two-thirds of module B has been equipped. The remaining one-third of module B can be incrementally equipped in order to expand internal fabrication capacity. Future expansion strategy has not been established for unfacilitized, unequipped modules C and D at the San Antonio plant.

     The Tempe site contains the primary research and development resources for PCD, test facilities, marketing, sales and Technology Center functions. The facility, occupied in 1987, was expanded on 6.2 acres of immediately adjacent property in 1992.

     VLSI expanded into new leased facilities adjacent to its San Jose headquarters in 1993 and has leased additional space adjacent to its San Jose campus in 1994 to augment its near-term space requirements. The Company anticipates that the lease of the additional space, along with an option obtained for additional space adjacent to its newly leased facilities in San Jose, will satisfy the Company's growth needs in the medium term.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a named defendant in a lawsuit that claims alleged patent infringement. In addition, four lawsuits filed in 1993 alleging violations of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), were dismissed with prejudice in 1994.

Texas Instruments Patent Litigation

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

     TI also filed a patent infringement action against the TI Defendants in the United States District Court for the Northern District of Texas seeking an injunction against the sale and/or manufacture by the TI Defendants of products that allegedly infringe the 027 patent. The action also seeks damages for alleged past infringement of the 027 patent and expired U.S. Patent No. 43,716,764. The motions of both TI and the TI Defendants for Summary Judgment in this case were both denied in August 1994. A trial date for this matter has been scheduled for April 1995. If the patent infringement claim is upheld, the Company believes that licenses will be available for a negotiated fee. If VLSI is unable to pass any increased costs of manufacturing due to patent license fees on to its customers, VLSI's gross margins would be adversely affected. No assurance can be given that TI would offer a license to VLSI, that the terms of any such license would be favorable, or that any patent dispute will be resolved without a material adverse impact on the Company. Should licenses be unavailable, the Company may be required to discontinue its use of certain processes or the manufacture and sale of certain of its products.

Other Patent Matters

     In addition, in the normal course of business, the Company receives and makes inquiries with regard to other possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. See "Patents and Licenses" in Item I of Part I herein.

Class Action Securities Litigation

     The Exchange Act claims were four class action litigation claims filed during the fourth quarter of 1993 and subsequently consolidated during the first quarter of 1994 to a single action, Waldron et al. vs. Fiebiger, et al. The claim related to a decrease in the market price of the Company's Common Stock in December 1993. On April 25, 1994, the case was dismissed with prejudice as a result of a stipulation entered into by all parties. No consideration was paid.

     The Company will vigorously defend itself in any legal matters and while the ultimate outcome of such matters is not determinable, management believes that such actions, either individually or in the aggregate, should not have a materially adverse impact on its results of operations or consolidated financial position. However, the ongoing costs of defending lawsuits utilizes cash and management resources and, should the ultimate outcome of any of the actions be unfavorable, VLSI may be required to pay damages and other expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1994, which ended December 30, 1994.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning executive officers of the Company who are not also directors is set forth below:

     Mr. John C. Batty, age 40, was elected Vice President and Treasurer in December 1992. Mr. Batty joined the Company in June 1986 as Financial Manager. From April 1989 to April 1991, Mr. Batty was the Tempe, Arizona Site Controller. From April 1991 to December 1992, Mr. Batty was Director, Corporate Financial Planning.

     Mr. Donald L. Ciffone, Jr., age 39, was elected Vice President and General Manager of the VLSI Product Divisions in August 1992. Mr. Ciffone joined the Company in November 1991 as Vice President, Primary and Emerging Markets Division. From March 1991 until joining the Company, Mr. Ciffone was Director of Marketing for Oasic Technology, an ASIC company. Mr. Ciffone was employed by National Semiconductor Corporation in various capacities from 1978 until 1991, most recently as Director of Marketing, ASIC Division.

     Mr. Gregory K. Hinckley, age 48, was elected Vice President, Finance and Chief Financial Officer of the Company in August 1992 upon joining the Company. From December 1991 until August 1992, he was an independent consultant. From January 1989 until December 1991, Mr. Hinckley was Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation, a U.S. shipping company. Mr. Hinckley is a director of Advanced Molecular Systems.

     Mr. Balakrishnan S. Iyer, age 38, joined the Company in April 1993 as Vice President and Controller. From July 1992 until joining VLSI, Mr. Iyer was Corporate Controller for Cypress Semiconductor Corporation, a semiconductor manufacturer. From August 1988 until July 1992, Mr. Iyer was Group Controller at Advanced Micro Devices, Inc., a semiconductor manufacturer.

     Mr. L. Don Maulsby, age 43, was named Vice President and General Manager of the Personal Computer Division in June 1994. Prior to that time, he was Vice President, Worldwide Sales and Technology Center Operations, from November 1992. Mr. Maulsby joined the Company in 1988 as a Regional Sales Manager. Mr. Maulsby was Area Sales Manager from January 1989 to September 1990. From September 1990 to August 1991, Mr. Maulsby was Vice President, Central U.S. Business Unit; and from August 1991 to November 1992, Vice President, North American Sales and Technology Center Operations.

     Mr. Dieter J. Mezger, age 51, has been President of the Company's subsidiary, COMPASS Design Automation, Inc., since its formation in February 1991. Since July 1990, Mr. Mezger has also been Senior Vice President of the Company. He joined the Company in 1984 as Director and General Manager of the

Company's European operations. From December 1988 until March 1991, he was President of VLSI Technology Europe.

     Mr. Thomas F. Mulvaney, Esq., age 46, was elected Vice President and Secretary of the Company in July 1990. Mr. Mulvaney joined the Company in May 1990 as the Company's General Counsel, in which capacity he continues to serve. Prior to joining the Company, he was employed at CP National Corporation ("CPN"), a telecommunications concern, from 1981 to May 1990, as Vice President and General Counsel. He also served as President and Chief Executive Officer of Control Communications Industries, Inc., CPN's manufacturing entity, from December 1988 to May 1990.

     There are no family relationships among the named officers.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1994                                             DEC. 30      SEPT. 30       JULY 1        APR. 1
- -----------------------------------------------  --------     --------     ----------     --------
Net revenues...................................  $149,311     $151,609      $ 148,048     $138,123
Gross profit(1)................................  $ 61,107     $ 57,766      $  60,177     $ 51,183
Net income.....................................  $  9,459     $  7,540      $   9,337     $  5,361
Net income per share...........................  $    .25     $    .20      $     .25     $    .15
Market price:(2) High..........................  $ 13 1/8     $15 15/16     $  15 3/8     $     16
                   Low.........................  $ 10 1/2     $     11      $  12 1/8     $  9 5/8

1993                                             DEC. 25      SEPT. 25     JUNE 26(3)     MAR. 27
- -----------------------------------------------  --------     --------     ----------     --------
Net revenues...................................  $133,339     $137,341      $ 127,963     $117,303
Gross profit(1)................................  $ 55,355     $ 52,151      $  45,523     $ 35,143
Net income (loss)..............................  $  7,565     $  7,513      $   2,955     $ (2,150)
Net income (loss) per share....................  $    .21     $    .21      $     .09     $   (.06)
Market price:(2) High..........................  $ 18 5/8     $ 18 5/8      $   8 7/8     $  8 7/8
                   Low.........................  $  9 3/4     $  9 1/2      $   6 1/2     $  6 3/4

- ---------------

(1) Costs associated with the Company's Technology Centers have been reclassified from Research and development to Cost of sales and Marketing, general and administrative. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of Part II herein.

(2) The Company's Common Stock is traded on the Nasdaq National Market under the symbol VLSI. The market prices per share represent the highest and lowest closing prices for VLSI's Common Stock on the Nasdaq National Market during each quarter. On February 24, 1995, there were approximately 1,878 stockholders of record. The Company has not paid cash dividends and is currently prohibited from doing so. See Note 2 of Notes to Consolidated Financial Statements in Item 8 of Part II herein.

(3) Included in operations for the second quarter of 1993 is a special charge of $1.0 million, representing a charge for purchased in-process research and development relating to the acquisition of certain assets and development efforts. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of Part II herein.

     During the first quarter of 1994, all outstanding shares of the Company's Series B Common Stock, $.01 par value per share ("Junior Common Stock"), a series of Common Shares, automatically converted into shares of Common Stock on a one-for-one basis. Such automatic conversion was triggered by the Company's attainment of certain revenue and pre-tax income milestones specified in the Company's Certificate of Incorporation, as amended. Accordingly, there are no shares of Junior Common Stock outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

                                        1994       1993(1)      1992(2)        1991       1990(3)
                                      --------     --------     --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Net revenues........................  $587,091     $515,946     $428,498     $413,376     $324,828
Operating income (loss).............  $ 46,749     $ 27,082     $(19,282)    $ 23,173     $ (6,062)
Net income (loss)...................  $ 31,697     $ 15,883     $(32,217)    $  9,873     $(12,740)
Net income (loss) per share.........  $    .85     $    .45     $  (1.12)    $    .37     $   (.52)
Research and development as a
  percentage of net revenues(4).....      13.4%        12.7%        11.8%         9.5%        10.9%
Capital expenditures................  $ 94,446     $ 71,615     $ 40,123     $ 55,432     $ 54,882
Cash, cash equivalents and liquid
  investments.......................  $103,111     $ 72,636     $ 69,674     $ 48,018     $ 35,230
Working capital.....................  $138,704     $114,423     $102,149     $ 76,127     $ 65,960
Long-term debt and non-current
  capital lease obligations.........  $ 96,804     $ 85,855     $ 83,178     $ 92,633     $ 89,277
Stockholders' equity................  $255,430     $212,508     $185,008     $161,628     $147,110
Total assets........................  $490,216     $412,223     $368,208     $364,018     $327,340
Employees...........................     2,728        2,659        2,379        2,315        2,087

- ---------------
(1) Included in operations for the second quarter of 1993 is a special charge of $1.0 million, representing a charge for purchased in-process research and development relating to the acquisition of certain assets and development efforts. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of Part II herein.

(2) Included in operations for the fourth quarter of 1992 is a special charge of $22.5 million related to the deemphasis of older technologies, costs of streamlining sales distribution channels, costs of relocating certain offices, writedowns of non-performing assets and costs associated with intellectual property matters. See Note 6 of Notes to Consolidated Financial Statements in Item 8 of Part II herein.

(3) Included in operations for the third quarter of 1990 is a charge of $12.8 million, reflecting the estimated cost of corporate reorganization related to exiting the memory business.

(4) Costs associated with the Company's Technology Centers have been reclassified from Research and development to Cost of sales and Marketing, general and administrative. See Note 1 of Notes to Consolidated Financial Statements in Item 8 of Part II herein.

     The Company has never paid any cash dividends and is currently prohibited from doing so.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the 1994 Consolidated Financial Statements and Notes thereto in Item 8 of Part II herein.

OVERVIEW

     VLSI (the Company) recorded net income of $31.7 million on net revenues of $587.1 million in 1994, compared to net income of $15.9 million on net revenues of $515.9 million in 1993 and a net loss of $32.2 million on net revenues of $428.5 million in 1992. Sequentially improved operating results in 1994 and 1993 reflect gross profit margin improvements on increased shipment volumes as compared to 1992. Further, 1992 was marked by a $22.5 million special charge for the write-down of various low and non-performing assets and technologies, costs of streamlining sales and distribution operations and costs associated with intellectual property matters.

     The Company and Intel Corporation (Intel) terminated the Technology and Manufacturing Agreement (Technology Agreement) in 1994 as the handheld computing market did not develop as originally anticipated.

     In 1994, VLSI reclassified its Technology Center costs, which had previously been classified as research and development (R&D) expenses, into cost of sales and marketing, general and administrative expenses in order to make the presentation of the Company's financial statements more comparable with the financial statement presentation of its closest competitors and to better reflect the nature of these costs. The reclassification decreased R&D expenses for 1994 by $22.7 million, 1993 by $18.4 million and 1992 by $19.1 million. The reclassification increased cost of sales by $17.9 million, $14.2 million and $14.9 million in 1994, 1993 and 1992, respectively, and increased marketing, general and administrative expenses by $4.8 million, $4.2 million and $4.2 million, respectively.

     The 1994 fiscal year consisted of 53 weeks, while the 1993 and 1992 fiscal years consisted of 52 weeks. The Company changed its fiscal year end in 1994 to the last Friday in December from the last Saturday in December.

RESULTS OF OPERATIONS

     The Company derives its net revenues from sales of Application-Specific Integrated Circuits (ASICs) and Application-Specific Standard Products (ASSPs) through the Company's silicon divisions, the VLSI Product Divisions (VPD) and the Personal Computer Division (PCD). VPD serves Original Equipment Manufacturers (OEMs) in the computer, wireless communications, networking, government, workstation, high-performance computer, industrial and consumer markets. PCD serves OEM customers engaged in developing and manufacturing systems using X86 microprocessor architectures. The Company's subsidiary, COMPASS Design Automation, Inc. (COMPASS), sells software and design libraries in the Electronic Design Automation (EDA) market, which are intended to allow systems and chip designers to automate and standardize the integrated circuit design process.

                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Net Revenues.......................................  $587,091     $515,946     $428,498
    Percentage increase over preceding year............        14%          20%           4%

     Key contributing factors to the Company's 1994 net revenue growth were demand for new products designed for portable 486-based personal computers and for wireless communications devices. However, demand for future shipments of the Company's devices for portable personal computers dropped off significantly during the second half of 1994 from the first half of 1994 levels.

     Net revenues from the personal computer (PC) market in 1994 were characterized by a substantial decrease in units shipped for incorporation into Apple Computer, Inc. (Apple) products, partially offset by increased unit sales of X86 chip sets. The Company realized higher average sales prices on devices for personal computers in 1994 through the introduction of portable products and Pentium-compatible chip sets. Net revenues from the PC market in 1993 increased over 1992 as the Company increased device shipments to both the X86 and Apple markets. Additionally, 1992 was a difficult year for the Company and its competitors in these markets with some of the Company's competitors dropping out of the market, which had the short-term effect of stabilizing prices on devices for 486-based systems in early 1993. Net revenues in 1992 were characterized by the Company's shift away from low-end PC board manufacturers and an emphasis on top-tier OEMs.

     Net revenues from silicon devices intended for markets other than personal computers increased from 1992 through 1994 primarily reflecting significantly increased net revenues from wireless and network communications devices. COMPASS net revenues in the EDA market have increased in 1994 from 1993 levels, which were slightly above 1992 net revenue results. Software revenues are typically strongest in the fourth quarter of each year, although this was not the case in 1994 due to delays in new product introductions.

     International net revenues (including export sales) have increased at a rate consistent with the overall growth in net revenues for the Company in 1994, flattening out from the higher-than-overall rate of net revenue growth noted during 1993 and 1992. International net revenues were 50% of the 1994 and 1993 totals, above the 45% of net revenues in 1992. Export sales, primarily to the Asia-Pacific region, increased 28% over 1993 levels, while 1993 was up 54% over 1992 levels, reflecting VLSI's customers' shift of manufacturing efforts to the Asia-Pacific region. European net revenues increased slightly in 1994 over 1993, which was up

24% over the 1992 net revenues from that region. The growth in European net revenues reflects the location of the major customers for VLSI's wireless communications devices. The slower net growth for 1994 European revenues primarily reflects lower net revenues from the PC marketplace.

                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Gross Profits......................................  $230,233     $188,172     $135,106
    Percentage of net revenues.........................        39%          36%          32%

     Gross profits as a percentage of net revenues improved to 39% in 1994, compared to 36% in 1993 and 32% in 1992, as adjusted for the reclassification of Technology Center costs. This reclassification had the net effect of decreasing gross profit margins by approximately 3 margin points for each previous period. Gross profit margin improvement over the three-year period of 1992 through 1994 reflects the implementation of new process technologies that have resulted in shrinking device geometries, efficient use of internal capacity, lower assembly costs, improved yields and improved product mix.

                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Operating Expenses, before special charges.........  $183,484     $160,082     $131,888
    Percentage of net revenues.........................        31%          31%          31%

     Operating expenses, prior to special charges and after the reclassification of Technology Center costs, were approximately 31% of net revenues in the years 1992 through 1994. This overall stability in operating expenses as a percentage of net revenues reflects sequential increases in R&D expenses from 1992 to 1994 in both dollar amount and as a percentage of net revenues offset by decreases in marketing, general and administrative expenses as a percentage of net revenues.

     R&D expenses in 1994 reflect the Company's focus on expenditures for the development of new process technologies in smaller geometries and new devices for the networking, wireless communications and consumer markets and the development of software for the EDA market. R&D expenses in 1993 focused on the development of new products for the handheld, desktop and portable segments of the personal computer market. Handheld development efforts ceased in 1994 with the termination of the Technology Agreement. R&D investments in 1992 centered on the EDA market and enhancing the Company's ability to manufacture in sub-micron geometries and in new process technologies.

     Marketing, general and administrative expenses have increased in amount from 1992 to 1994, while decreasing as a percentage of net revenues. The increase in expenses reflects the Company's ongoing infrastructure investment to support higher manufacturing and revenue levels. The Company's objective is to maintain controls over marketing, general and administrative costs as a percentage of net revenues.

     The Company approved the closure of two offices in the Asia-Pacific region during 1994, closed its Tempe, Arizona assembly operations and downsized its R&D efforts in the PC marketplace, primarily related to handheld computing, resulting in charges of $1.4 million in the second half of 1994.

Impact of Changes in Values of Foreign Currencies/Impact of Inflation

     International net revenues comprise approximately 50% of 1994 net revenues. A substantial portion of international net revenues is billed in U.S. dollars. Substantially all expenditures of foreign subsidiaries, other than cost of sales (which are primarily purchased from the parent company in U.S. dollars), are based in local currency. As a result, fluctuations in currency rates predominantly affect operating expenses. The Company's expenses were negatively impacted in 1994 as compared to 1993 by approximately $1.5 million, as the U.S. dollar weakened against the Japanese Yen and major European currencies. This situation also occurred in 1992, when the effects of a weakening U.S. dollar increased expenses. In 1993, the favorable exchange effects of a relatively stronger dollar marginally decreased expenses.

     The Company has designated the local subsidiary currency as the functional currency of each of its foreign subsidiaries. See Note 1 of Notes to Consolidated Financial Statements.

     The Company believes that its financial statements accurately reflect the impact that inflation has, if any, on the results of operations of the Company and considers such impact to be immaterial for all periods presented.

Special Charges

     VLSI recorded a $1.0 million special charge in the second quarter of 1993 for purchased in-process research and development associated with an asset acquisition by COMPASS. During the fourth quarter of 1992, following a review of its operations, the Company recorded a special charge of $22.5 million reflecting actions and decisions in that quarter regarding the deemphasis of older technologies, costs of streamlining sales distribution channels, costs of relocating certain offices, write-downs of non-performing assets and costs associated with intellectual property matters. Specifically, the Company terminated a sales representative, resulting in a one-time termination payment, discontinued certain subcontracted manufacturing and design projects and approved a plan to relocate certain international and domestic sales offices. Based on this review and certain decisions made by the Company in connection with such restructuring activities, the Company determined that there were certain non-performing manufacturing and technology assets that needed to be written down to their net realizable value. Finally, costs associated with the ongoing intellectual property litigation with Texas Instruments Incorporated
(TI) were estimated in conjunction with settlement negotiations with TI, which were conducted for the first time during the fourth quarter of 1992. The special charge affected results of operations for the fourth quarter of 1992 significantly, but did not have a material effect on 1993 or 1994 and is not expected to have a material effect on future operations, as there has been no change in management's original estimates. The Company's 1993 liquidity and capital resources were adversely affected by cash paid for the sales representative termination, subcontractor manufacturing payments and office relocation expenses. Liquidity in 1994 was not materially affected by remaining expenditures. Despite establishment of a trial date in April 1995, the effect of the TI litigation on liquidity and capital resource requirements cannot be determined at this time. See " -- Factors Affecting Future Results" and Notes 1 and 4 of Notes to Consolidated Financial Statements.

Interest Expense and Other, Net

     Interest expense net of interest income and other expenses, net was lower in 1994 than 1993 which experienced a significant decrease from 1992 levels. This decrease reflects higher cash, cash equivalent and liquid investment balances on which the Company earned interest, increased investment return rates in 1994 and lower litigation costs. These factors were offset slightly by higher debt and lease balances, generating higher interest expense in 1994. The higher cash balances are a result of the sale of $50 million of equity and a warrant to Intel in the third quarter of 1992 and profitable operations in 1993 and 1994. Lower litigation costs in 1993 and 1994 reflect prior period accruals for the Texas Instruments litigation and lower ongoing litigation costs (see Notes 1 and 4 of Notes to Consolidated Financial Statements). Since VLSI accrued costs associated with intellectual property matters in conjunction with the 1992 special charge, the Company does not anticipate that the adjudication of the TI litigation will materially increase expenses in 1995, although there can be no assurance of the outcome of any litigation. The Company considers reported foreign exchange gains and loses immaterial in 1994, 1993 and 1992.

                                                                 1994        1993      1992
                                                                -------     ------     ----
                                                                        (THOUSANDS)
    Provision for Taxes on Income.............................  $10,010     $4,648     $600
    Percentage of pre-tax income (loss).......................       24%        23%      (2%)

     The 1994 and 1993 tax provisions at 24% and 23% of pre-tax income, respectively, reflect benefits from operating loss and credit carryforwards from prior years, although the Company was unable to fully utilize its carryforwards in these years. Income tax expense was recorded in 1992 even though the Company operated at a loss, primarily because of taxes on income from foreign operations. The Company estimates that its overall effective tax rate will increase in 1995 as the Company, if profitable in 1995, could exhaust its available tax carryforward benefits. The level of future tax rates will be dependent on the overall operating results of the Company, the level of income in certain high-tax rate jurisdictions and the Company's ability to use the tax carryforward benefits. The Company would expect to eliminate the valuation reserve for U.S. deferred taxes in 1995; however, it expects to continue to reserve foreign deferred tax assets.

Adoption of New Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), and Statement of Financial Accounting Standards No. 119, "Disclosure About Derivative Financial Instruments and Fair Value Financial Instruments" (FAS 119) in fiscal 1994. Adoption of FAS 115 and FAS 119 did not have a material effect on the Company's consolidated financial statements.

     The Company must adopt Statement of Position 93-7, "Reporting on Advertising Costs" (SOP 93-7) in fiscal 1995. Adoption of SOP 93-7 will not have a material effect on the Company's consolidated financial statements.

FACTORS AFFECTING FUTURE RESULTS

     As described by the following factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. In addition, competition is particularly intense in core logic X86 chip sets where Intel has become a major supplier of personal computer chip sets and motherboards. The Company's products are susceptible to severe pricing pressures and the Company continually attempts to pursue cost reductions, including process enhancements and other manufacturing cost reductions, in order to maintain favorable gross profit margins. Future gross profits will also vary with the general condition of the economy, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities.

        The Company expects to continue to invest in the research and development of new products for all of its market segments in 1995. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and a substantial capital commitment. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the markets in question will develop. For example, the Company expended considerable financial and technical resources during 1993 through the second quarter of 1994 toward the development of its Polar(TM) product, a device intended for the handheld computer market integrating Intel's 386SL(TM) microprocessor. Due to the handheld market developing more slowly than initial expectations, the Company and Intel, its partner in the Polar development effort, canceled production of the Polar product and, in early November 1994, terminated the amended July 8, 1992 Technology Agreement between the companies. In January and February 1995, Intel sold all of the VLSI Common Stock Intel acquired in the third quarter of 1992. See Note 5 of Notes to Consolidated Financial Statements.

     The Company's results in the PC market are dependent in part on the rate and timing of the adoption by major OEMs of the Pentium architecture. The Company expects that it will be among the first chip set vendors to transition out of the 486 market. The Company is subject to risks related to revenues and possible inventory exposures depending on the timing of widespread PC market adoption of the Pentium microprocessor.

     During 1994, 1993 and 1992, VLSI's top 20 customers represented approximately 68%, 68% and 57%, respectively, of the Company's net revenues. Additionally, approximately 47% of the Company's net revenues were derived from the personal computer market in 1994, as compared to 58% in 1993 and 55% in 1992. Shipments to a single customer in the personal computer business, Compaq Computer Corporation

(Compaq), accounted for 22% of net revenues in 1994, as compared to less than 10% in both 1993 and 1992. As a result of the concentration of the Company's customer base, loss or cancellation of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company's results of operations. For example, in the fourth quarter of 1993, Apple, which accounted for 19% of 1993 net revenues, postponed and, in certain cases, canceled approximately $20 million of shipments originally planned for delivery in 1994, adversely affecting VLSI's 1994 results of operations.

     The Company sells its ASSPs under terms and conditions customarily found in the semiconductor industry. Sales of these products are subject to customer cancellation with limited advance notice prior to shipment. Due to the Company's relatively narrow customer base for certain ASSPs and the short product life cycles of such products, the Company could be unexpectedly left with significant inventory exposure, which could have a material adverse effect on the Company's operating results.

     Software net revenues are subject to various factors, including pricing pressure and customers' capital budget approval cycles, which create a high degree of variability between quarters. Due to the high gross profit margin content of software revenues and the size of certain transactions, such variability can lead to unpredictability of financial and operating results of the Company for any given period.

     The Company is continually expanding and upgrading its manufacturing capacity. These activities require significant investments in capital equipment and facilities. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Specifically, the Company has recently begun a program to expand and upgrade its manufacturing facility in San Jose, California to convert production to a 6-inch CMOS wafer process. Additionally, the Company's San Antonio facility, which is currently using both 0.6-micron and 0.8-micron processes, is being converted to 100% 0.6-micron CMOS process. The work effort associated with the changes to these facilities could result in a disruption to the facilities' manufacturing cycles, thereby lowering the output of the facilities as well as wafer yields. The lack of success of the Company's facilities conversion efforts could have a material adverse impact on future operating results.

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company's San Jose, California facilities are located near recently developed residential areas and a potential elementary school site, which could increase the incidence of environmental complaints or investigations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulation, could subject it to substantial liability or could cause its manufacturing operations to be suspended, which could have a material adverse effect on the Company's operating results.

     The Company's San Jose facility, which includes manufacturing, COMPASS, VPD Marketing and corporate support services such as its computer center, technology development, primary shipping location and a major design center, is located near earthquake faults. Should an earthquake cause an interruption in operations, operating results could be materially adversely affected.

     Current material pending litigation is set forth in Note 4 of Notes to Consolidated Financial Statements. While the Company cannot accurately predict the eventual outcome of the matter, management believes the eventual outcome will not result in a material adverse effect on VLSI's consolidated financial position, results of operations or cash flows. An unfavorable outcome could have an adverse effect on VLSI's future operations and/or liquidity and could be material to any particular quarter's results of operations. Additionally, the ongoing effort of defending the Company against lawsuits utilizes cash and management resources.

LIQUIDITY AND CAPITAL RESOURCES

     VLSI generates cash from operations, equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering and payments of debt and lease obligations.

                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Cash, cash equivalents and liquid investments......  $103,111     $ 72,636     $ 69,674
    Working capital....................................  $138,704     $114,423     $102,149
    Stockholders' equity...............................  $255,430     $212,508     $185,008

     At December 30, 1994, total cash, cash equivalents and liquid investments increased $30.5 million from the 1993 year-end balance due to cash provided from operations, loan borrowings, the timing of fixed asset purchases and payments of debt and capital leases during 1994. The balance of liquid investments have decreased at December 30, 1994 from December 25, 1993 levels as the Company's current investment strategy emphasizes liquidity in an environment of rising interest rates. Working capital increased to $138.7 million at December 30, 1994, compared to $114.4 million at December 25, 1993.

     During the year ended December 30, 1994, the Company generated $103.5 million of cash from operations, a 61% increase over the $64.4 million of cash generated from operations for the year ended December 25, 1993 and a 156% increase over the $40.4 million generated for the year ended December 26, 1992. Accounts receivable were $9.8 million higher at December 30, 1994 than at December 25, 1993 reflecting higher sales volume. Accounts receivable decreased $2.8 million in 1993 compared to 1992 reflecting improved sales linearity in the last quarter of 1993. Inventory levels have declined $2.4 million from December 25, 1993 levels, which were high due to anticipated demand for standard products in early 1994, but have increased $6.9 million from December 26, 1992 when increased sales demand late in that year reduced overall inventory levels. Accounts payable and accrued liabilities have increased by $18.0 million since December 25, 1993 as a result of the timing of payments for higher levels of spending for fixed assets and for increases in production volumes, as well as increases in accrued compensation and benefits and other liabilities. Accounts payable and accrued liabilities increased in 1993 by $11.8 million over 1992 year-end levels, reflecting higher levels of accrued compensation and benefits. Sequential increases in deferred income over the three-year period primarily reflect a higher base of software maintenance revenues.

     Cash used for investing activities was $43.9 million for the year ended December 30, 1994, as compared to $84.1 million for the year ended December 25, 1993 and $31.2 million for the year ended December 26, 1992. VLSI invested $94.4 million in property, plant and equipment during 1994 compared to $71.6 million in 1993 and $40.1 million in 1992. Capital additions during 1994, 1993 and 1992 were financed by cash, equipment loans and capital leases. The 1994, 1993 and 1992 investments in property, plant and equipment included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. As part of 1994 capital purchases, VLSI acquired the land and buildings associated with the wafer fabrication and test areas at its San Jose, California headquarters for approximately $6.0 million. In each of the years 1992 through 1994, the Company has expanded office facilities for its growing engineering and support space requirements. The Company expects current facilities will be adequate through 1995. The Company expects to continue to utilize debt and/or lease financing for portions of its future capital expenditures.

     Cash used for financing activities was $7.9 million in 1994 compared to $8.5 million in 1993 and $12.4 million cash generated from financing activities in 1992. The change in 1994 from 1993 reflects lower debt service and a relatively consistent level of proceeds from the sale of stock under various employee stock plans. Cash generated from financing activities in 1992 reflects the sale of Common Stock and a warrant to Intel for $49.4 million, net of issuance costs. Unused committed credit facilities approximated $66.6 million at February 24, 1995.

                                                             1994        1993        1992
                                                            -------     -------     -------
                                                                      (THOUSANDS)
    Capital expenditures..................................  $94,446     $71,615     $40,123

     VLSI currently estimates that total capital expenditures for 1995 will exceed $100 million and will include expenditures for the conversion of the San Jose facility to a 6-inch wafer processing facility and for further increases in 0.6-micron wafer fabrication capability. As VLSI pursues these large projects in ever increasingly complex technologies, more elapsed time is needed to bring manufacturing capabilities online. Accordingly, VLSI expects to capitalize interest on the increasing costs of capital projects. Of such planned 1995 capital expenditures, the level of which could change as necessary during the year, VLSI had outstanding commitments for purchases of equipment of approximately $48.3 million at December 30, 1994.

     VLSI believes that its existing cash balances, cash flows from operations and available credit facilities will be sufficient to meet its liquidity and capital expenditure needs through 1995. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, additional equipment financings and offerings of debt or equity securities.

ITEM 8.  FINANCIAL STATEMENTS AND FINANCIAL DATA

     The chart entitled "Financial Information by Quarter (Unaudited)" contained in Item 5 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

                             VLSI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 30, 1994

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     Consolidated Financial Statements Included in Item 8:

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................   23
Consolidated Statements of Operations for each of the three years in the period ended
  December 30, 1994...................................................................   24
Consolidated Statements of Stockholders' Equity for each of the three years in the
  period ended December 30, 1994......................................................   25
Consolidated Balance Sheets at December 30, 1994 and December 25, 1993................   26
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 30, 1994...................................................................   27
Notes to Consolidated Financial Statements............................................   28
Consent of Ernst & Young LLP, Independent Auditors....................................   46
Schedule for each of the three years in the period ended December 30, 1994 included in
  Item 14(d):
     II  Valuation and Qualifying Accounts and Reserves...............................   47

     Schedules other than those listed above have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of VLSI Technology, Inc.

     We have audited the accompanying consolidated balance sheets of VLSI Technology, Inc. as of December 30, 1994 and December 25, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended December 30, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VLSI Technology, Inc. at December 30, 1994 and December 25, 1993, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                  /s/  ERNST & YOUNG LLP
                                          --------------------------------------
                                                    ERNST & YOUNG LLP

San Jose, California
January 17, 1995

                             VLSI TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

THREE YEARS ENDED DECEMBER 30, 1994                            1994         1993         1992
- ---------------------------------------------------------    --------     --------     --------
Net revenues.............................................    $587,091     $515,946     $428,498
Cost of sales(1)(2)......................................     356,858      327,774      293,392
                                                             --------     --------     --------
          Gross profit...................................     230,233      188,172      135,106
                                                             --------     --------     --------
Operating expenses:
  Research and development(2)............................      78,889       65,431       50,442
  Marketing, general and administrative(2)...............     104,595       94,651       81,446
  Special charges........................................       --           1,008       22,500
                                                             --------     --------     --------
Operating income (loss)..................................      46,749       27,082      (19,282)
Interest income and other expenses, net..................       3,301        1,512       (3,282)
Interest expense.........................................      (8,343)      (8,063)      (9,053)
                                                             --------     --------     --------
Income (loss) before provision for taxes on income.......      41,707       20,531      (31,617)
Provision for taxes on income............................      10,010        4,648          600
                                                             --------     --------     --------
Net income (loss)........................................    $ 31,697     $ 15,883     $(32,217)
                                                             ========     ========     ========
Net income (loss) per share..............................    $   0.85     $   0.45     $  (1.12)
                                                             ========     ========     ========
Weighted average common and common equivalent shares
  outstanding............................................      37,446       35,276       28,865
                                                             ========     ========     ========

- ---------------
(1) See Note 9 for related party disclosures.

(2) See Note 1 for reclassifications of Technology Center costs.

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                     RETAINED
                                     COMMON SHARES    ADDITIONAL     EARNINGS     STOCKHOLDERS'     TOTAL
  THREE YEARS ENDED DECEMBER 30,    ---------------    PAID-IN     (ACCUMULATED      NOTES       STOCKHOLDERS'
               1994                 SHARES   AMOUNT    CAPITAL       DEFICIT)      RECEIVABLE       EQUITY
- ----------------------------------  -------  ------   ----------   ------------   ------------   ------------
BALANCES AT DECEMBER 28, 1991.....   26,492   $265     $ 153,887     $  7,798        $ (322)       $161,628
                                    -------  ------   ----------   ------------   ------------   ------------
Issuance of Common Shares under:
  Employee stock purchase plan....      914      9         3,185       --            --               3,194
  Stock option plans, including
     related tax benefits.........      540      5         3,045       --            --               3,050
Issuance of Common Shares and
  Warrant to Intel, net of
  issuance costs..................    5,355     54        49,299       --            --              49,353
Net loss..........................    --      --          --          (32,217)       --             (32,217)
                                    -------  ------   ----------   ------------   ------------   ------------
BALANCES AT DECEMBER 26, 1992.....   33,301    333       209,416      (24,419)         (322)        185,008
                                    -------  ------   ----------   ------------   ------------   ------------
Issuance of Common Shares under:
  Employee stock purchase plan....      766      8         3,934       --            --               3,942
  Stock option plans, including
     related tax benefits.........    1,189     12         7,663       --            --               7,675
Net income........................    --      --          --           15,883        --              15,883
                                    -------  ------   ----------   ------------   ------------   ------------
BALANCES AT DECEMBER 25, 1993.....   35,256    353       221,013       (8,536)         (322)        212,508
                                    -------  ------   ----------   ------------   ------------   ------------
Issuance of Common Shares under:
  Employee stock purchase plan....      960     10         6,851       --            --               6,861
  Stock option plans, including
     related tax benefits.........      469      4         4,038       --            --               4,042
Repayment of stockholders' notes
  receivable......................    --      --          --           --               322             322
Net income........................    --      --          --           31,697        --              31,697
                                    -------  ------   ----------   ------------   ------------   ------------
BALANCES AT DECEMBER 30, 1994.....   36,685   $367     $ 231,902     $ 23,161        $--           $255,430
                                     ======  ======     ========   ==========     =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     DECEMBER 30,     DECEMBER 25,
                                                                         1994             1993
                                                                     ------------     ------------
                             ASSETS

Current assets:
  Cash and cash equivalents........................................   $    93,310      $    41,536
  Liquid investments...............................................         9,801           31,100
  Accounts receivable, net of allowance for doubtful accounts and
     customer returns of $2,300 ($2,250 in 1993)...................        80,500           70,666
  Inventories:
     Raw materials.................................................         5,277            8,831
     Work-in-process...............................................        43,123           39,178
     Finished goods................................................        11,296           14,103
                                                                     ------------     ------------
  Total inventories................................................        59,696           62,112
  Deferred and refundable income taxes.............................        17,963           11,966
  Prepaid expenses and other current assets........................         4,966            5,066
                                                                     ------------     ------------
          Total current assets.....................................       266,236          222,446
                                                                     ------------     ------------
Property, plant and equipment:
  Land.............................................................        12,197            9,187
  Buildings and leasehold improvements.............................        67,171           61,654
  Machinery and equipment..........................................       346,268          280,005
  Assets leased under capital leases...............................        63,029           61,847
  Construction in progress.........................................        16,058               --
                                                                     ------------     ------------
                                                                          504,723          412,693
  Accumulated depreciation and amortization........................      (285,593)        (228,767)
                                                                     ------------     ------------
     Net property, plant and equipment.............................       219,130          183,926
Other assets.......................................................         4,850            5,851
                                                                     ------------     ------------
                                                                      $   490,216      $   412,223
                                                                       ==========       ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable(1)..............................................   $    52,789      $    39,446
  Accrued compensation and benefits................................        20,512           15,762
  Deferred income..................................................        10,276            9,121
  Reserve for special charges......................................         7,335            7,866
  Other accrued liabilities........................................        21,104           21,222
  Current capital lease obligations................................         7,882            8,314
  Current portion of long-term debt................................         7,634            6,292
                                                                     ------------     ------------
          Total current liabilities................................       127,532          108,023
                                                                     ------------     ------------
Non-current capital lease obligations..............................         5,017           10,944
Long-term debt.....................................................        91,787           74,911
Deferred income taxes..............................................        10,450            5,837
Commitments and contingencies
Stockholders' equity:
  Preferred Shares, $.01 par value; 2,000 shares authorized........            --               --
  Common Stock, $.01 par value; 54,000 shares authorized, 36,685
     shares issued and outstanding in 1994 (35,089 in 1993)........           367              351
  Junior Common Stock, $.01 par value; 1,000 shares authorized, no
     shares issued and outstanding in 1994 (167 in 1993)...........            --                2
  Additional paid-in capital.......................................       231,902          221,013
  Retained earnings (accumulated deficit)..........................        23,161           (8,536)
  Stockholders' notes receivable...................................            --             (322)
                                                                     ------------     ------------
          Total stockholders' equity...............................       255,430          212,508
                                                                     ------------     ------------
                                                                      $   490,216      $   412,223
                                                                       ==========       ==========

- ---------------
(1) See Note 9 for related party disclosures.

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

            THREE YEARS ENDED DECEMBER 30, 1994                1994         1993         1992
- -----------------------------------------------------------  --------     --------     --------
Increase (decrease) in cash and cash equivalents
Operating activities:
  Net income (loss)........................................  $ 31,697     $ 15,883     $(32,217)
  Adjustments to reconcile net income (loss) to cash
     generated by operations:
     Depreciation and amortization.........................    61,761       49,500       47,022
     Deferred income taxes.................................     4,613        5,837        --
     Special charges.......................................     --           1,008       22,500
     Changes in operating assets and liabilities:
       Accounts receivable.................................    (9,834)       2,826       (6,901)
       Inventories.........................................     2,416      (10,397)      14,335
       Deferred and refundable income taxes................    (5,997)     (11,966)       --
       Accounts payable, accrued liabilities and deferred
          income...........................................    20,283       10,984          484
       Other...............................................    (1,400)         740       (4,807)
                                                             --------     --------     --------
          Cash generated by operations.....................   103,539       64,415       40,416
                                                             --------     --------     --------
Investing activities:
  Purchases of liquid investments..........................   (64,570)     (53,109)      (4,955)
  Proceeds from sale of liquid investments.................    85,870       22,009        4,955
  Purchases of property, plant and equipment...............   (64,622)     (51,824)     (30,937)
  Other....................................................      (550)      (1,145)        (225)
                                                             --------     --------     --------
          Net cash flow used for investing activities......   (43,872)     (84,069)     (31,162)
                                                             --------     --------     --------
Financing activities:
  Decrease in bank borrowings..............................     --           --         (23,000)
  Payments on debt and capital lease obligations...........   (17,965)     (18,421)     (19,595)
  Issuance of Common Shares and Warrant, net of issuance
     costs.................................................    10,072        9,937       54,997
                                                             --------     --------     --------
          Net cash flow provided by (used for) financing
            activities.....................................    (7,893)      (8,484)      12,402
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......    51,774      (28,138)      21,656
Cash and cash equivalents, beginning of period.............    41,536       69,674       48,018
                                                             --------     --------     --------
Cash and cash equivalents, end of period...................  $ 93,310     $ 41,536     $ 69,674
                                                             ========     ========     ========
Supplemental disclosure:
  Cash outflows for property, plant and equipment..........  $ 64,622     $ 51,824     $ 30,937
     Add: Secured equipment loans..........................    26,072       11,651        9,186
     Add: Capital lease obligations incurred...............     3,752        8,140        --
                                                             --------     --------     --------
          Property, plant and equipment additions..........  $ 94,446     $ 71,615     $ 40,123
                                                             ========     ========     ========
  Interest paid............................................  $  8,100     $  8,319     $  8,702
  Income taxes paid, net...................................  $  9,615     $  3,889     $  1,205
                                                             ========     ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 30, 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of VLSI Technology, Inc. (VLSI or the Company) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     FISCAL YEAR. In 1994, the Company changed its fiscal year to end on the last Friday in December; in prior years, the Company's fiscal year ended on the last Saturday in December. Fiscal years 1994, 1993 and 1992 ended December 30, 25 and 26, respectively. Fiscal year 1994 consisted of 53 weeks, while all other years presented herein consisted of 52 weeks.

     CASH EQUIVALENTS AND LIQUID INVESTMENTS. Cash equivalents reflect highly liquid short-term investments with maturities at date of purchase of three months or less. These investments are readily convertible to known amounts of cash, while investments with maturities of between three and twelve months are considered liquid investments.

     Liquid investments consist of commercial paper and are valued at fair value.

     CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject VLSI to concentration of credit risk consist principally of cash equivalents, liquid investments and trade receivables. VLSI places its investments with high-credit-quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. A majority of VLSI's trade receivables are derived from sales to manufacturers of computer systems, with the remainder spread across various other industries. Management believes that any risk of accounting loss is significantly reduced due to the diversity of its products, end customers and geographic sales areas. VLSI performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates average cost on a FIFO basis); market is based upon estimated net realizable value.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes. Assets leased under capitalized leases are recorded at the present value of the lease obligations and amortized on a straight-line basis over the lease term.

     CAPITALIZATION OF SOFTWARE DEVELOPMENT COSTS. Capitalization of software costs begins when technological feasibility is established. Such costs are stated at the lower of unamortized cost or net realizable value. Amortization is computed using (a) the straight-line method based on the estimated economic life of each product, or (b) the ratio of each product's current gross revenue for that product to the total of current and anticipated gross revenue for that product, whichever is greater. Software development costs of $0.6 million, $0.8 million and $0.2 million were capitalized in 1994, 1993 and 1992, respectively, and $0.7 million, $0.8 million and $0.5 million were amortized to cost of sales in 1994, 1993 and 1992, respectively.

     REVENUES. Revenues from silicon product sales to customers other than distributors are recognized upon shipment. Certain sales made to distributors are under agreements allowing the right of return and price protection on merchandise not sold by the distributors. Accordingly, the Company defers recognition of revenue and profit until the merchandise is sold by the distributors.

     Revenues associated with software system sales and software licenses are generally recognized at the time of shipment. Postcontract customer support revenues are recognized ratably over the term of the related agreements. Training and consulting revenues are recognized as the related services are performed.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

     Revenues relating to the licensing of technology are generally recognized when the significant contractual obligations have been fulfilled and the fees are billable.

     TRANSLATION OF FOREIGN CURRENCIES. VLSI translates accounts denominated in foreign currencies using the respective local subsidiary currency as the functional currency. Thus, results from foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Net foreign currency transaction losses included in interest income and other expenses, net, were not material in 1994, 1993 and 1992. Foreign translation gains and losses and the effect of foreign currency exchange rate fluctuations on cash flows in all years have not been material.

     FOREIGN EXCHANGE CONTRACTS. The Company's policy is to hedge all material monetary assets, liabilities and commitments denominated in currencies other than the functional currency of the Company's subsidiaries. This activity is primarily performed using forward contracts. This policy of hedging is intended to minimize the effect of fluctuating foreign currencies on reported income on a going-forward basis. No high correlation hedging activities are performed, as all currency risks are hedged with instruments using the same currency. The forward contracts qualify as hedges for financial reporting purposes and accordingly, are reported at market value with gains and losses on such hedges included in other current assets or accrued liabilities and offset against foreign exchange gains or losses on the exposures hedged. The forward contracts position at December 30, 1994, all of which relate solely to hedging foreign currency net asset positions, consist of 1) foreign exchange forward contracts to sell $18.9 million in foreign currency and buy $21.8 million in foreign currency and 2) cross currency contracts to exchange 23.2 million French francs for Deutsche marks. These contracts were with major international financial institutions, matured through January 1995 resulting in a net gain of $0.4 million and included no deferred gains or losses. The realized gain on the contracts substantially equaled the offsetting loss of the underlying exposure.

     FAIR VALUE DISCLOSURES. The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies:

          Cash, cash equivalents and liquid investments -- The carrying amounts of these items are their fair value.

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

     The carrying amount and fair value of the Company's financial instruments at December 30, 1994 and December 25, 1993 are as follows:

                                                                       CARRYING      FAIR
                                                                        AMOUNT       VALUE
                                                                       --------     -------
                                                                           (THOUSANDS)
    1994
    -----------------------------------------------------------------

    Cash and cash equivalents........................................  $ 93,310     $93,310
    Liquid investments...............................................  $  9,801     $ 9,801
    Short-term debt..................................................  $  7,634     $ 7,213
    Long-term debt...................................................  $ 91,787     $81,582
    Foreign currency contracts.......................................  $  --        $   187

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

                                                                       CARRYING      FAIR
                                                                        AMOUNT       VALUE
                                                                       --------     -------
                                                                           (THOUSANDS)
    1993
    -----------------------------------------------------------------

    Cash and cash equivalents........................................  $ 41,536     $41,536
    Liquid investments...............................................  $ 31,100     $31,100
    Short-term debt..................................................  $  6,292     $ 6,417
    Long-term debt...................................................  $ 74,911     $70,697
    Foreign currency contracts.......................................  $  --        $   184

     The fair value estimates presented are based on pertinent information available to management as of December 30, 1994 and December 25, 1993, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such dates, and current estimates of fair value may differ significantly from the amounts presented.

     Effective December 26, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115), which creates certain classification categories for such investments, based on the nature of the securities and the intent and investment goals of the Company. FAS 115 has been adopted on a prospective basis, and the financial statements of prior years have not been restated. The cumulative effect of the change was not material.

     Under FAS 115, management classifies investments as available-for-sale or held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Marketable equity securities, and debt securities not classified as held-to-maturity, are classified as available-for-sale and reported at fair value. Unrecognized gains or losses on available-for-sale securities are included, net of tax, in equity until their disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     All investments at December 30, 1994 are classified as available-for-sale securities. Such investments, which mature through April 1995, are categorized in the following table.

                                                                           GROSS
                                                                         UNREALIZED
                                                           AMORTIZED   --------------   ESTIMATED
                                                             COST      GAINS   LOSSES   FAIR VALUE
                                                           ---------   -----   ------   ----------
                                                                        (THOUSANDS)
    Liquid investments -- Commercial paper...............   $ 9,800     $ 2     $  1     $  9,801
    Cash equivalents:
    Commercial paper.....................................    61,814      10       59       61,765
    EuroDollar time deposits.............................     6,000       1     --          6,001
    Money market funds...................................    13,357     --      --         13,357
                                                           ---------   -----   ------   ----------
         Total...........................................   $90,971     $13     $ 60     $ 90,924
                                                            =======    ====    =====     ========

     There were no gains or losses on sales of available-for-sale securities during 1994. Unrealized holding losses on available-for-sale securities included in stockholders' equity in 1994 were immaterial.

     INTEREST EXPENSE AND OTHER, NET. Interest expense net of interest income and other expenses, net include costs associated with material litigation, such as that brought by Texas Instruments Incorporated (TI)

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

(See Note 4). Such litigation costs were immaterial in 1994 and 1993 and $3.2 million in 1992. Also included in interest income and other expenses, net, in 1992 is $0.9 million associated with a stockholder class action lawsuit settlement regarding alleged violations of federal securities and certain state laws. Of total interest expenditures in 1994 of $8.7 million, the Company capitalized $0.4 million. Amounts subject to capitalization in prior years were not material.

     INCOME TAXES. Effective December 27, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109), for the 1993 and subsequent fiscal years. The cumulative effect of the adoption of FAS 109 was not material. Prior to the adoption of FAS 109, income taxes were accounted for under FAS 96.

     NET INCOME (LOSS) PER SHARE. Net income (loss) per share is computed using the weighted average number of shares of outstanding Common Stock and dilutive common equivalent shares -- shares issuable under the stock option plans and a warrant held by Intel Corporation (Intel). The Convertible Subordinated Debentures are not included, because the effect would be antidilutive. Fully diluted earnings per share have not been presented, because the amounts would be antidilutive.

     RECLASSIFICATIONS. During 1994, the Company reclassified costs associated with its Technology Centers from research and development to cost of sales and marketing, general and administrative in order to make the presentation of the Company's financial statements more comparable with the financial statements of its closest competitors and to better reflect the nature of these costs. Amounts reclassified in 1994, 1993 and 1992 total $22.7 million, $18.4 million and $19.1 million, respectively. Cost of sales were increased $17.9 million, $14.2 million and $14.9 million for 1994, 1993 and 1992, respectively. Marketing, general and administrative expenses were increased $4.8 million, $4.2 million and $4.2 million for 1994, 1993 and 1992, respectively.

     Certain other prior year amounts previously reported have been reclassified to conform to the 1994 presentation.

     The Company must adopt Statement of Position 93-7, "Reporting on Advertising Costs" (SOP 93-7) in fiscal 1995. Adoption of SOP 93-7 will not have a material effect on the Company's consolidated financial statements.

2.  LONG-TERM DEBT

     Total debt at December 30, 1994 and December 25, 1993 consists of the following:

                                                                        1994        1993
                                                                       -------     -------
                                                                           (THOUSANDS)
    Secured equipment loans, with interest at various rates
      (7.8% to 10.6%; 9.2% weighted average at December 30, 1994),
      due through December 2001......................................  $41,921     $23,703
    7% Convertible Subordinated Debentures, due 2012.................   57,500      57,500
                                                                       -------     -------
    Total debt.......................................................   99,421      81,203
    Less current portion.............................................    7,634       6,292
                                                                       -------     -------
    Long-term portion................................................  $91,787     $74,911
                                                                       =======     =======

     As of December 30, 1994, VLSI had unsecured domestic and foreign uncommitted credit facilities plus committed credit, lease and secured equipment financing aggregating $81.4 million ($67.0 million available). Interest on short-term borrowing facilities was based on market rates. Interest on long-term borrowing facilities is generally payable quarterly at contractual rates based on U.S. Treasury securities. Certain secured

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

equipment loans require adherence to certain financial covenants, one of which prohibits payment of cash dividends.

     In 1994, the Company entered a two-year committed Credit Agreement (the Credit Agreement) with a syndicate of banks providing for borrowings of up to $52,500,000 at various rates of interest. All borrowings under the Credit Agreement are due no later than June 7, 1996. The Credit Agreement has various covenants that preclude the Company from, among other things, paying dividends and also limit the Company's ability to purchase its own stock, dispose of its properties and make certain investments. The Company is required to maintain certain financial ratios as defined in the Credit Agreement. The Credit Agreement also calls for a variable limit on the Company's dollar amount of capital spending. Annual commitment fees, which the Company believes are immaterial, are charged on the unused portion of the committed credit amount. There are no compensating balance requirements. Borrowings outstanding under the Credit Agreement are unsecured. At December 30, 1994, the Company had no outstanding borrowings on the Credit Agreement.

     Interest on the Convertible Subordinated Debentures (Debentures) is payable semi-annually on November 1 and May 1 of each year. The Debentures are convertible into Common Stock of the Company at any time prior to maturity, unless previously redeemed, at a conversion price of $22.00 per share, subject to adjustment under certain conditions. Required annual sinking fund payments commencing May 1, 1998 will retire 70% of the Debentures prior to maturity. At December 30, 1994, the Debentures were redeemable at the Company's option at 102.1% of the principal amount and at diminishing prices thereafter. The Debentures are subordinated in right of payment to senior indebtedness as defined.

     Maturities of debt are as follows: 1995 -- $7.6 million, 1996 -- $7.4 million, 1997 -- $6.0 million, 1998 -- $8.2 million, 1999 -- $5.6 million and thereafter (starting in 2000) -- $64.6 million.

3.  LEASES AND OTHER COMMITMENTS

     Obligations under capital leases represent the present value of future rental payments under various agreements to lease manufacturing equipment. The Company has options to purchase leased assets at the end of the lease terms for their fair market values or at stipulated values up to 30% of original cost. Accumulated amortization of these leased assets was $54.6 million and $47.8 million at December 30, 1994 and December 25, 1993, respectively.

     The Company rents certain equipment and manufacturing and office facilities under operating lease agreements which expire through 2037 and contain renewal options and provisions adjusting the lease payments, based upon changes in the Consumer Price Index or in fixed increments. VLSI is generally responsible for taxes, insurance and utilities under these leases.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

     Future minimum lease payments under capital leases, together with the present value of those payments and the aggregate annual rental commitments under noncancelable operating leases as of December 30, 1994, are shown as follows:

                                                                      CAPITAL     OPERATING
                                                                      LEASES       LEASES
                                                                      -------     ---------
                                                                           (THOUSANDS)
    YEAR ENDING DECEMBER
    ----------------------------------------------------------------
    1995............................................................  $ 8,814      $ 8,599
    1996............................................................    2,057        6,653
    1997............................................................    1,482        6,007
    1998............................................................    1,594        5,092
    1999............................................................    1,021        3,453
    2000 and thereafter.............................................    --          15,927
                                                                      -------     ---------
    Total minimum lease payments....................................  $14,968      $45,731
                                                                                   =======
    Less amount representing interest...............................   (2,069)
                                                                      -------
    Present value of future minimum lease payments..................  $12,899
                                                                      =======

     Rental expense was approximately $9.0 million in 1994 ($11.3 million in 1993 and $10.7 million in 1992).

     OTHER COMMITMENTS. Commitments for purchase of equipment totaled approximately $48.3 million at December 30, 1994.

4.  LITIGATION AND CONTINGENCIES

     The Company is a named defendant in a lawsuit alleging patent infringement.

     In 1990, patent infringement claims were filed by TI against the Company and four other defendants with the International Trade Commission (ITC) and the U.S. District Court for the Northern District of Texas, Dallas Division (District Court), seeking to preclude importation into the U.S. of, and an injunction against the sale and/or manufacture of, parts using the allegedly protected process and seeking unspecified damages, respectively. During 1991, the Company developed an alternate process and discontinued use of the allegedly protected process. In February 1992, the ITC determined that the Company infringed the original patented process, but found the alternate process to be non-infringing. The Court of Appeal, for the Federal Circuit, affirmed the ITC decision in 1993.

     At the request of the District Court, the parties filed Motions for Summary Judgment and responses thereto in the first quarter of 1994, all of which were denied in August 1994. A trial date for TI's patent infringement action in the District Court case has been set for April 1995. If the patent infringement is upheld relative to the Company's products that used the old process, damages for past infringement may be assessed. If the alternate process is found to be infringing and the patent infringement claim is upheld, the Company believes that licenses will be available for a negotiated fee. No assurance can be given that the terms of any offered license will be favorable, or that any patent dispute will be resolved without an adverse effect on the Company. If VLSI is unable to pass any increased costs of manufacturing due to patent license fees on to its customers, VLSI's gross margins would be adversely affected. Should licenses be unavailable, the Company may be required to discontinue its use of certain processes and/or the manufacture and sale of certain of its products. The Company is vigorously defending itself against the TI claims. However, should the ultimate outcome of this matter be unfavorable, VLSI may be required to pay damages and other expenses.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

     In addition, in the normal course of business, the Company receives and makes inquiries with regard to other possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

     While the outcome of this matter is currently not determinable, management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, should the ultimate outcome of this matter be unfavorable, VLSI may be required to pay damages and other expenses.

     Four shareholder claims filed in December 1993 for alleged violations of federal securities laws were consolidated into one action and dismissed with prejudice during 1994.

5.  STOCKHOLDERS' EQUITY

     The Company's amended certificate of incorporation authorizes 57,000,000 shares of Capital Stock for issuance, 55,000,000 shares of which are designated Common Shares and 2,000,000 shares of which are designated Preferred Shares. The Common Shares are authorized to be issued in series, with the first series designated Common Stock and consisting of 54,000,000 shares. All other series of Common Shares (other than Common Stock) are designated, as a group, Junior Common Stock and consist of 1,000,000 shares. The Board of Directors (Board) has authorized an increase of 45,000,000 Common Shares, subject to stockholder approval. The Board has the authority to issue the Preferred Shares and the Common Shares (other than Common Stock) in series, the rights, preferences and privileges of which can be determined by the Board without stockholder approval.

     INTEL AGREEMENTS. On August 25, 1992, Intel invested $50 million in VLSI to acquire 5,355,207 shares of the Company's Common Stock (Intel Shares) plus a warrant (Warrant) to purchase an additional 2,677,604 shares of the Company's Common Stock (Warrant Shares) at $11.69 per share pursuant to the Intel/VLSI Stock and Warrant Purchase Agreement (Equity Agreement). In addition, on July 8, 1992, VLSI and Intel entered into a Technology and Manufacturing Agreement (Technology Agreement). Pursuant to the Technology Agreement, the two companies were working together to manufacture -- with VLSI responsible for designing, marketing and selling -- chips that would enable manufacturers to build handheld computers on the standardized system platform to be developed by the companies. The development efforts were completed in 1994, however the market for handheld computers developed more slowly than originally anticipated. As a result, in November 1994, the Company and Intel terminated the Technology Agreement, and in January and February 1995, Intel sold all of the Intel Shares.

     The Equity Agreement currently provides Intel with demand registration rights with respect to the Warrant Shares. The Equity Agreement also imposes certain restrictions on Intel, including a limitation on Intel's ability to acquire additional shares of VLSI voting stock (referred to as a standstill) and a requirement that Intel vote its VLSI stock in the same proportion as other stockholders on matters submitted to the VLSI stockholders for approval (unless it would be materially adverse to Intel's interest). All other significant rights of, and restrictions on, Intel under the Equity Agreement have terminated.

     The Warrant, which expires in August 1995, contains certain antidilution provisions and provisions for minimum payment to the Warrant holder in the event VLSI is acquired. As of December 30, 1994, such minimum amount was equal to $0.72 per Warrant Share and decreases on a straight-line daily basis over the three-year term of the Warrant to zero. The Warrant does not give the holder any voting rights prior to exercise of the Warrant and issuance of the Warrant Shares.

     STOCKHOLDERS' RIGHTS PLAN. In August 1992, the Board of Directors approved the adoption of the First Amended and Restated Rights Agreement (Restated Rights Agreement), which replaces the Common Shares Rights Agreement dated as of November 7, 1989 (Prior Rights Agreement) and amends the

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

outstanding rights issued pursuant to the Prior Rights Agreement (Rights). Among other things, the Restated Rights Agreement provides that each Right will now relate to a fraction of a share of Series A Participating Preferred Stock of the Company (a Unit), which is economically equivalent to one share of Common Stock. On August 24, 1992, the Board of Directors further amended the Restated Rights Agreement for the purpose of excepting certain transactions contemplated by the Equity Agreement between the Company and Intel from operation of the Restated Rights Agreement. The Rights can be transferred or exercised (initially at a price of $45 per Unit) only upon the occurrence of certain events involving substantial transfers of ownership of Common Shares. The Rights are redeemable, in whole but not in part, at VLSI's option at $.01 per Right, at any time prior to becoming exercisable and in certain other circumstances. The Rights expire no later than November 7, 1999.

     DIRECTORS' STOCK OPTION PLAN. Under the Directors' Stock Option Plan, which expires in 2001, options having ten-year terms are automatically granted annually to non-employee directors. At December 30, 1994, non-employee directors held options to purchase 110,000 shares of Common Stock at exercise prices ranging from $6.75 to $14.25 per share, of which 70,000 were exercisable. In addition, 175,000 shares were available for future grant under this Plan.

     EMPLOYEE STOCK PURCHASE PLAN. Under VLSI's Employee Stock Purchase Plan, qualified employees are entitled to purchase shares of Common Stock at 85% of the fair market value at certain specified dates. Of the 6,600,000 shares authorized to be issued under this Plan, 6,076,162 shares have been issued through December 30, 1994. The Board has authorized an increase of 2,400,000 shares under this Plan, subject to stockholder approval.

     STOCK OPTION PLANS. Employees and consultants may be granted options to purchase shares of VLSI's authorized but unissued Common Stock, as well as certain other awards under the Company's 1992 Stock Plan. Additionally, employees and consultants may exercise options to purchase shares of VLSI Common Stock previously granted under the 1982 Incentive Stock Option Plan. No new options may be granted under the 1982 Incentive Stock Option Plan. Options granted under these Plans may either be "incentive stock options" or "nonstatutory" options. All outstanding options have exercise prices equal to the fair market value on the date of grant. Generally, outstanding options expire ten years from date of grant and become exercisable at a rate of 25% per year from date of grant. At December 30, 1994, 48,703 shares were available for grant under the 1992 Stock Plan. This Plan expires in 2002. The Board has authorized an increase of 2,500,000 shares under this Plan, subject to stockholder approval. The Board has also amended this Plan to limit the total number of shares that may be granted under the Plan to any one individual to 500,000 shares per annum for both new and existing employees, subject to stockholder approval.

     Additional information relative to the Plans is as follows:

                                                                       OUTSTANDING OPTIONS
                                                                     -----------------------
                                                                     NUMBER OF     AGGREGATE
                                                                      SHARES         PRICE
                                                                     ---------     ---------
                                                                           (THOUSANDS)
    Outstanding number of options at:
      December 25, 1993............................................    3,538        $23,174
      December 30, 1994............................................    3,788        $29,972
    Options exercisable at:
      December 25, 1993............................................    1,565        $ 8,440
      December 30, 1994............................................    1,779        $10,478

     During 1994, VLSI recorded a tax benefit related to options exercised under the Plans, resulting in a $1,200,000 increase in stockholders' equity ($1,680,000 in 1993 and $600,000 in 1992).

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

6.  SPECIAL CHARGES

     The special charge in 1993 of $1.0 million represents a charge for purchased in-process research and development relating to the acquisition of certain assets and development efforts of Open Solutions, Inc. and its subsidiary, CAD Language Systems, Inc., by COMPASS Design Automation, Inc., a Company subsidiary, in June 1993. The acquisition was accounted for as a purchase. Results of operations from the effective date to year-end are included in the statement of operations. The aggregate purchase price totaled $2.4 million, including assumption of liabilities.

     During the fourth quarter of 1992, the Company recorded a special charge of $22.5 million related to the deemphasis of older technologies, costs of streamlining sales distribution channels, costs of relocating certain offices, write-downs of non-performing assets and costs associated with intellectual property matters. There have been no changes to the amounts estimated in the special charge. Except for reserves for intellectual property matters, substantially all cash disbursements associated with this charge have been made. The remaining unpaid reserves are included in reserve for special charges and will be paid based on the resolution of the litigation discussed in Note 4.

7.  EMPLOYEE BENEFIT PLANS

     The Company accrued approximately $5,043,000, $3,751,000 and $206,000 in 1994, 1993 and 1992, respectively, for its Employee Profit Sharing Plan, Executive Performance Incentive Plan and Performance Recognition Plan. The Company's contribution expenses associated with its 401(k) plan were approximately $647,000, $548,000 and $480,000 in 1994, 1993 and 1992,
respectively.

8.  INCOME TAXES

     The provision for taxes on income is as follows:

                                                                   YEAR ENDED DECEMBER
                                                              -----------------------------
                                                               1994        1993       1992
                                                              -------     -------     -----
                                                                       (THOUSANDS)
    Federal:
      Current...............................................  $ 6,933     $ 4,464     $(269)
      Deferred..............................................   (1,468)     (2,400)      423
                                                              -------     -------     -----
                                                                5,465       2,064       154
    State:
      Current...............................................      970         295        17
    Foreign:
      Current...............................................    3,265       2,441       494
      Deferred..............................................      310        (152)      (65)
                                                              -------     -------     -----
                                                                3,575       2,289       429
                                                              -------     -------     -----
         Total..............................................  $10,010     $ 4,648     $ 600
                                                              =======     =======     =====

     Pre-tax income (loss) from foreign operations was $4.5 million in 1994, $1.2 million in 1993 and $(3.0) million in 1992.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

     The provision for taxes reconciles with the amount computed by applying the U.S. statutory rate to income (loss) before provision for taxes as follows:

                                                                 YEAR ENDED DECEMBER
                                                           --------------------------------
                                                            1994        1993         1992
                                                           -------     -------     --------
                                                                     (THOUSANDS)
    Income (loss) before provision for taxes.............  $41,707     $20,531     $(31,617)
    U.S. statutory rates.................................       35%         35%          34%
    Computed expected tax (credit).......................   14,597       7,186      (10,750)
    R&D and investment tax credits.......................   (5,048)     (4,572)       --
    Valuation of temporary differences...................   (1,252)        260       10,517
    Net operating loss carryforward benefit..............    --           (229)        (104)
    State taxes..........................................      631         192           11
    Foreign withholding taxes............................    --            658        --
    Unbenefited foreign loss.............................    1,326       1,059          650
    Other, net...........................................     (244)         94          276
                                                           -------     -------     --------
    Provision for taxes on income........................  $10,010     $ 4,648     $    600
                                                           =======     =======     ========
    Total effective tax rate.............................     24.0%       22.6%      n/a
                                                           =======     =======     ========

     Deferred income taxes reflect tax credits and loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                     YEAR ENDED DECEMBER
                                                                   -----------------------
                                                                     1994           1993
                                                                   --------       --------
                                                                         (THOUSANDS)
    Deferred tax liabilities:
      Depreciation and amortization expense......................  $(10,450)      $ (9,230)
      Other......................................................       (93)          (399)
                                                                   --------       --------
         Total deferred tax liabilities..........................   (10,543)        (9,629)
                                                                   --------       --------
    Deferred tax assets:
      Tax credit and loss carryforward...........................    11,589         14,196
      Special charge and other reserves..........................     9,522          9,228
      Inventory reserves and adjustment..........................    10,492          6,080
      Warranty and deferred revenues.............................     2,851          5,485
                                                                   --------       --------
         Total deferred tax assets...............................    34,454         34,989
                                                                   --------       --------
    Valuation allowance for deferred tax assets..................   (18,309)       (20,828)
                                                                   --------       --------
         Net deferred taxes......................................  $  5,602       $  4,532
                                                                   ========       ========

     The valuation allowance decreased $462,000 during 1993. Approximately $4.4 million of the December 30, 1994 valuation reserve is related to benefits of stock option deductions, which will be allocated directly to additional paid-in capital when realized.

     The 1992 deferred tax provision of $358,000 consisted of individually immaterial items.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

     For U.S. tax purposes, at December 30, 1994, VLSI had general business and alternative minimum tax credit carryforwards of approximately $6.0 million. Foreign subsidiaries have tax loss carryforwards of approximately $10.5 million. Such credit and loss carryforwards expire in various years beginning in 1997. The Company's federal income tax returns have been examined by the Internal Revenue Service (IRS) for all years through 1990. All issues have been resolved with no material effect, and the IRS has closed those years.

     Certain foreign subsidiaries have accumulated earnings of $8.1 million, on which no U.S. deferred taxes have been provided. There is no intention to distribute these earnings. If distributed, there would be minimal incremental income taxes.

9.  RELATED PARTIES

     As of December 30, 1994, VLSI had received advances of $5.5 million from Intel in accordance with the Technology Agreement, of which $3.3 million and $2.2 million was amortized to income in 1994 and 1993, respectively, in accordance with the terms of the Technology Agreement.

     VLSI purchased $27.6 million, $38.1 million and $23.3 million in 1994, 1993 and 1992, respectively, of production, assembly and test services from a company with whom a director of the Company is affiliated. Outstanding amounts payable to that company were $1.9 million and $2.3 million in 1994 and 1993, respectively.

10.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     VLSI operates in a single industry segment and designs, manufactures and markets primarily custom and semicustom integrated circuits of high complexity, along with associated integrated circuit computer-aided engineering and design software and systems. The Company distributes its products through worldwide direct sales, commissioned representatives and distributors.

     In 1994, Compaq Computer Corporation accounted for 22% of net revenues. In 1993 and 1992, Apple Computer, Inc. accounted for 19% and 15%, respectively, of net revenues.

     Major operations outside the United States include sales offices and technology centers in Western Europe, Japan and Asia-Pacific. Foreign operations are subject to risks of political instability and foreign currency exchange rate fluctuations.

     Transfers between geographic areas are accounted for at amounts that are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area and thus do not include assets used for general corporate purposes, such as cash, cash equivalents and liquid investments.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 30, 1994

     The following is a summary of operations located within the indicated geographic areas for the three years ended December 30, 1994:

                               NET REVENUES      TRANSFERS
                                   FROM           BETWEEN                     OPERATING
                               UNAFFILIATED     GEOGRAPHICAL       NET         INCOME       IDENTIFIABLE
                                CUSTOMERS          AREAS         REVENUES      (LOSS)          ASSETS
                               ------------     ------------     --------     ---------     ------------
                                                              (THOUSANDS)
    1994
    -------------------------

    United States............    $447,233         $ 87,153       $534,386     $  42,815       $366,040
    Europe...................     121,250           --            121,250         7,557         38,832
    Japan....................      18,426           --             18,426        (3,877)         6,430
    Asia-Pacific.............         182           --                182           197          1,274
    Corporate................      --               --              --           --            103,111
    Eliminations.............      --              (87,153)       (87,153)           57        (25,471)
                               ------------     ------------     --------     ---------     ------------
         Consolidated........    $587,091         $ --           $587,091     $  46,749       $490,216
                               ==========        =========       ========      ========       ========
    1993
    -------------------------

    United States............    $382,620         $ 83,828       $466,448     $  26,112       $327,942
    Europe...................     118,542           --            118,542         4,551         32,002
    Japan....................      14,582           --             14,582        (3,111)         5,759
    Asia-Pacific.............         202           --                202           152          1,944
    Corporate................      --               --              --           --             72,636
    Eliminations.............      --              (83,828)       (83,828)         (622)       (28,060)
                               ------------     ------------     --------     ---------     ------------
         Consolidated........    $515,946         $ --           $515,946     $  27,082       $412,223
                               ==========        =========       ========      ========       ========
    1992
    -------------------------

    United States............    $318,128         $ 62,654       $380,782     $ (17,506)      $287,606
    Europe...................      95,723           --             95,723           860         28,133
    Japan....................      14,474           --             14,474        (3,637)         5,404
    Asia-Pacific.............         173           --                173            38          1,310
    Corporate................      --               --              --           --             69,674
    Eliminations.............      --              (62,654)       (62,654)          963        (23,919)
                               ------------     ------------     --------     ---------     ------------
         Consolidated........    $428,498         $ --           $428,498     $ (19,282)      $368,208
                               ==========        =========       ========      ========       ========

     U.S. export revenues, primarily to the Asia-Pacific region, were approximately $162.1 million, $126.7 million and $82.2 million in 1994, 1993 and 1992, respectively.

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

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Information Concerning Solicitation and Voting -- Compliance with Section 16(a) Filing Requirements" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Proxy Statement under the captions "Election of Directors -- Nominees for Director", "Election of Directors -- Director Compensation", "Election of Directors -- Compensation Committee Interlocks and Insider Participation" and "Executive Officer Compensation" .

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Proxy Statement under the caption "Information Concerning Solicitation and Voting -- Security Ownership".

ITEM 13.  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Proxy Statement under the captions "Election of Directors -- Compensation Committee Interlocks and Insider Participation", "Election of Directors -- Certain Transactions" and "Executive Officer Compensation".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The financial statements (including the notes thereto) listed in the accompanying index to financial statements and financial statement schedules are filed within this Annual Report on Form 10-K.

         2. Financial Statement Schedules

     The financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report on Form 10-K.

        3. Exhibits

     The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

     There were no filings on Form 8-K during the fourth quarter ended December 30, 1994.

     (c) Exhibits

EXHIBIT
NUMBER                                          DESCRIPTION
- -------     -----------------------------------------------------------------------------------
  3.1       Restated Certificate of Incorporation filed with the Secretary of State of the
            State of Delaware on September 16, 1987. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
  3.2       Certificate of Designation of Rights, Preferences and Privileges of Series A
            Participating Preferred Stock filed with the Secretary of State of the State of
            Delaware on August 12, 1992. Incorporated by reference from Exhibit to Quarterly
            Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
  3.3       Certificate of Amendment of Restated Certificate of Incorporation filed with the
            Secretary of State of the State of Delaware on August 20, 1992. Incorporated by
            reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
  3.4       Restated Bylaws of the Company, as amended, effective August 27, 1993. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 1993.
  4.1       The Company hereby agrees to file upon request of the Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
  4.2       See Exhibits 3.1, 3.2 and 3.3.
  4.3       Indenture, dated as of May 1, 1987, between the Company and Citibank N.A., Trustee, with respect to issuance of $57,500,000 of 7% Convertible Subordinated Debentures
            due May 1, 2012. Incorporated by reference from Exhibit to Registration Statement on Form S-3, No. 33-13463.
  4.4       Form of 7% Convertible Subordinated Debenture due May 1, 2012. Incorporated by
            reference from Exhibit to Registration Statement on Form S-3, No. 33-13463.
  4.5       Common Shares Rights Agreement, dated as of November 7, 1989, by and between the
            Company and the First National Bank of Boston, as Rights Agent, including the form of Rights Certificate attached as Exhibit A thereto. Incorporated by reference from
            Exhibit to Registration Statement on Form 8-A filed with the Securities and
            Exchange Commission on November 20, 1989.
  4.6       First Amended and Restated Rights Agreement (the "Restated Rights Agreement") by
            and between the Company and First National Bank of Boston, dated August 12, 1992, including form of Rights Certificate. Incorporated by reference from Exhibit to
            Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
  4.7       Amendment Number 1 to the Restated Rights Agreement, dated August 24, 1992.
            Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
 10.1*      Letter Agreement between the Company and Alfred J. Stein, dated February 12, 1982.
            Incorporated by reference from Exhibit to Registration Statement on Form S-1, No.
            2-81485.
 10.2*      1982 Incentive Stock Option Plan, as amended May 9, 1991, and form of option agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
 10.3*      1983 Junior Incentive Stock Plan, as amended, and form of agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1983.
 10.4*      Registration Rights Agreement dated as of January 16, 1984 among the Company and certain security holders of the Company. Incorporated by reference from Exhibit to
            Registration Statement on Form S-1, No. 2-81485.
 10.5*      Executive Performance Incentive Plan. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 29, 1985.

EXHIBIT
NUMBER                                          DESCRIPTION
- -------     -----------------------------------------------------------------------------------
 10.6*      1986 Directors' Stock Option Plan, as amended, and Forms of Option Agreement for use with such plan. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
 10.7*      1992 Stock Plan, as amended, and form of option agreement used thereunder. Said document, which is subject to stockholder approval, is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
 10.8       COMPASS Design Automation, Inc. Series A Preferred Stock and Common Stock Purchase
            Agreement, dated December 27, 1991. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
 10.9*      Amended and Restated Employee Stock Purchase Plan, as amended. Said document, which is subject to stockholder approval, is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
 10.10*     COMPASS Design Automation, Inc. 1992 Stock Option Plan, as amended. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
 10.11      Proprietary Software OEM License between the Company and Xidak, Inc., dated January
            1, 1987. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
 10.12      Joint Venture and Shareholder Agreement, dated as of November 28, 1990, between
            Advanced RISC Machines Holdings Limited, Acorn Computers Limited, Apple Computer
            (UK) Limited and the Company. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 29, 1990.
 10.13      Intercompany Agreement between COMPASS Design Automation, Inc. and the Company, dated July 1, 1991. Incorporated by reference from Exhibit to Annual Report on Form
            10-K for the fiscal year ended December 28, 1991.
 10.14      Technology and Software License Agreement dated September 18, 1991 between Raytheon
            Company and the Company and COMPASS Design Automation, Inc. Incorporated by
            reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 28, 1991.
 10.15      Intel/VLSI Stock and Warrant Purchase Agreement between the Company and Intel
            Corporation ("Intel"), dated July 8, 1992, including form of Warrant. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
 10.16**    Technology and Manufacturing Agreement between Intel Corporation and the Company, dated July 8, 1992, as amended by Addendum Number 1. Incorporated by reference from
            Exhibit to Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
 10.17**    Amendment Number 2 to the Technology and Manufacturing Agreement between Intel
            Corporation and the Company, dated December 2, 1993. Incorporated by reference from
            Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
 10.18      Letter dated July 18, 1994 from Intel Corporation to the Company waiving certain rights under the Intel/VLSI Stock and Warrant Purchase Agreement dated July 8,
            1992. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
 10.19      Termination Agreement dated November 7, 1994 between Intel Corporation and the
            Company. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
 10.20      Acquisition and Participation Agreement and Escrow Instructions dated April 22,
            1994 between Brazos Asset Management, Inc. and the Company. Incorporated by
            reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.

EXHIBIT
NUMBER                                          DESCRIPTION
- -------     -----------------------------------------------------------------------------------
 10.21      Net Building Space Lease dated February 15, 1985 between Mariani Financial Company and the Company for a property located at 1865 Lundy Drive, San Jose, California.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1984.
 10.22      Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited
            Partnership, dated October 1, 1986, for property in Tempe, Arizona. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 27, 1987.
 10.23      Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited
            Partnership, dated July 1, 1987, for property in Tempe, Arizona. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 27, 1987.
 10.24      Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibits 10.22 and 10.23.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
 10.25      ASU Research Park Ground Sublease, dated as of December 18, 1990, between
            Price-Elliott Research Park, Inc. and the Company. Incorporated by reference from
            Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
 10.26      Lease dated as of May 6, 1988, between Bank Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San Jose, California.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1988.
 10.27      First Amendment to Lease dated as of December 29, 1988, between Bank Building
            Partnership and the Company for property located at 1117 and 1125 McKay Drive, San
            Jose, California. Incorporated by reference from Exhibit to Annual Report on Form
            10-K for the fiscal year ended December 25, 1988.
 10.28      Second Amendment to Lease dated as of November 20, 1989, between Bank Building
            Partnership and the Company for property located at 1117 and 1125 McKay Drive, San
            Jose, California. Incorporated by reference from Exhibit to Annual Report on Form
            10-K for the fiscal year ended December 31, 1989.
 10.29      Third Amendment to Lease dated as of March 20, 1990, between Bank Building
            Partnership and the Company for property located at 1117 and 1125 McKay Drive, San
            Jose, California. Incorporated by reference from Exhibit to Annual Report on Form
            10-K for the fiscal year ended December 31, 1989.
 10.30      Revised Exhibit A to Lease dated May 6, 1988 between Bank Building Partnership and the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
 10.31      Lease dated as of August 12, 1991, between Callahan-Pentz Properties, Ringwood
            Court One and the Company for property located at 1110 Ringwood Court, San Jose,
            California. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
 10.32      Lease dated as of February 15, 1993, between Sumitomo Life Realty (N.Y.), Inc. and the Company for property located at 67 South Bedford Street, Suite 304-W,
            Burlington, Massachusetts. Incorporated by reference from Exhibit to Quarterly
            Report on Form 10-Q for the fiscal quarter ended March 27, 1993.
 10.33      Lease dated as of July 20, 1993, between Callahan-Pentz Properties and the Company for property located at 1120 Ringwood Court, San Jose, California. Incorporated by
            reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 25, 1993.
 10.34      Leasing Agreement dated September 21, 1994 between Sobrato-Sobrato Interests, as
            Lessor, and the Company, as lessee, for property located at 1240 McKay Drive, San
            Jose, California. Incorporated by reference from Exhibit to Quarterly Report on
            Form 10-Q for the fiscal quarter ended September 30, 1994.

EXHIBIT
NUMBER                                          DESCRIPTION
- -------     -----------------------------------------------------------------------------------
 10.35      The First National Bank of Boston Line of Credit for the Company and its
            subsidiaries, dated November 30, 1988. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 25, 1988.
 10.36      Amendment to First National Bank of Boston Line of Credit for the Company and its
            subsidiaries, dated November 30, 1989. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 31, 1989.
 10.37      Credit Agreement dated June 6, 1994 between Continental Bank N.A., as Agent, and the Company. Incorporated by reference from Exhibit to Form 10-Q/A Amendment Number
            1 to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
 10.38      Equipment Financing Agreement between New England Capital Corporation and the
            Company, dated August 12, 1991. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 28, 1991.
 10.39      Master Security Agreement between The CIT Group/Equipment Financing, Inc. and the
            Company, dated December 19, 1991. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 28, 1991.
 10.40      Loan and Security Agreement between Household Bank and the Company, dated March 25,
            1992. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
 10.41      Loan and Security Agreement between Household Bank and the Company, dated June 24,
            1992. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
 10.42      Loan and Security Agreement between AT&T and the Company, dated September 24, 1993.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
 10.43      Loan and Security Agreement and Promissory Note between CIT Group and the Company, dated December 15, 1993. Incorporated by reference from Exhibit to Annual Report on
            Form 10-K for the fiscal year ended December 25, 1993.
 10.44      Term Loan and Security Agreement dated June 17, 1994 and Promissory Notes dated
            June 17 and June 30, 1994 between Heller Financial, Inc. and the Company.
            Incorporated by reference from Exhibit to Form 10-Q/A Amendment Number 1 to
            Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
 10.45      Equipment Leasing Agreement between NEMLC Leasing Associates, No. 3 and the
            Company, dated December 19, 1988. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 25, 1988.
 10.46      Equipment Lease, dated as of March 26, 1990, between BA Leasing and Capital
            Corporation and the Company. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 29, 1990.
 10.47      Master Lease Agreement between Sentry Financial Corporation and the Company, dated
            January 2, 1991. Incorporated by reference from Exhibit to Annual Report on Form
            10-K for the fiscal year ended December 28, 1991.
 10.48      Master Lease 2094759 Lease Renewal Contracts with Guaranteed Purchase Options between Ellco Leasing Corporation and the Company, each dated December 30, 1992, relating to Schedules 034, 037, 038, 041 & 043 and Schedules 044, 045, 046, 048,
            049, 050, 051, 052 & 053, respectively. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
 10.49      Master Lease 2304202 Lease Renewal Contract with Guaranteed Purchase Option between
            GE Capital Corp. and the Company, dated December 30, 1992, relating to Schedules
            002, 003, 004 & 007. Incorporated by reference from Exhibit to Annual Report on
            Form 10-K for the fiscal year ended December 26, 1992.

EXHIBIT
NUMBER                                          DESCRIPTION
- -------     -----------------------------------------------------------------------------------
 10.50*     Form of Management Continuity Agreement by and between the Company and each of the following officers of the Company: Donald L. Ciffone, Gregory K. Hinckley, L. Don
            Maulsby, Dieter J. Mezger, Thomas F. Mulvaney, C. Clifford Roe and Alfred J. Stein.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
 11         Calculation of Earnings Per Share (for the three fiscal years ending December 30,
            1994).
 21         Subsidiaries of the Company.
 23         Consent of Ernst & Young LLP, Independent Auditors (see page 46).
 24         Power of Attorney (see page 48).
 27         Financial Data Schedule.

- ---------------
 * Denotes a compensation plan in which an executive officer participates.

** Denotes a document for which confidential treatment has been granted for selected portions.

     (d) Financial Statement Schedules

     See Item 14(a)(2) above.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 2-86600, 2-90890, 33-4797, 33-12909, 33-21116, 33-27872,
33-39653, 33-52908, 33-62068, 33-57433 and 33-57991) pertaining to the Employee
Stock Purchase Plan, 1992 Stock Plan, 1982 Incentive Stock Option Plan, 1983 Incentive Junior Stock Plan and 1986 Directors' Stock Option Plan of VLSI Technology, Inc. and in the related Prospectuses, of our report dated January 17, 1995, with respect to the consolidated financial statements and schedules of VLSI Technology, Inc. included in this Annual Report (Form 10-K) for the year ended December 30, 1994.

                                                  /s/  ERNST & YOUNG LLP
                                          --------------------------------------
                                                    ERNST & YOUNG LLP

San Jose, California
March 20, 1995

0
                             VLSI TECHNOLOGY, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                   BALANCE AT     ADDITIONS                    BALANCE AT
                                                   BEGINNING       CHARGED                        END
                                                    OF YEAR       TO INCOME     DEDUCTIONS      OF YEAR
                                                   ----------     ---------     ----------     ----------
                                                                       (IN THOUSANDS)
Allowance for doubtful accounts and customer
  returns(1):
  Year ended December 26, 1992...................   $  1,782       $ 1,154       $   (553)      $  2,383
  Year ended December 25, 1993...................   $  2,383       $   458       $   (591)      $  2,250
  Year ended December 30, 1994...................   $  2,250       $   107       $    (57)      $  2,300

Reserve for special charges:
  Year ended December 26, 1992...................   $ --           $22,500       $(10,619)      $ 11,881
  Year ended December 25, 1993...................   $ 11,881       $ 1,008       $ (5,023)      $  7,866
  Year ended December 30, 1994...................   $  7,866       $ 1,400       $ (1,931)      $  7,335

- ---------------
(1) Deductions represent amounts written off against the allowance for doubtful accounts and customer returns.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VLSI TECHNOLOGY, INC.
                                          (Registrant)

                                          By /s/  ALFRED J. STEIN

                                            ------------------------------------
                                             Alfred J. Stein,
                                             Chairman of the Board,
                                             Chief Executive Officer
                                             and President

Date: March 1, 1995

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alfred J. Stein and Gregory K. Hinckley, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
- ---------------------------------------------  -------------------------------  ---------------

                                               Chairman of the Board, Chief       March 1, 1995
           /s/  ALFRED J.  STEIN               Executive Officer, President
- ---------------------------------------------  (Principal Executive Officer)
               (Alfred J. Stein)               and Director

         /s/  GREGORY K. HINCKLEY              Vice President, Finance and        March 1, 1995
- ---------------------------------------------  Chief Financial Officer
            (Gregory K. Hinckley)              (Principal Financial Officer)


        /s/  BALAKRISHNAN S. IYER              Vice President and Controller      March 1, 1995
- ---------------------------------------------  (Principal Accounting Officer)
            (Balakrishnan S. Iyer)

         /s /  PIERRE S. BONELLI               Director                           March 1, 1995
- ---------------------------------------------
              (Pierre S. Bonelli)

         /s/  ROBERT P. DILWORTH               Director                           March 1, 1995
- ---------------------------------------------
             (Robert P. Dilworth)

            /s/  JAMES J. KIM                  Director                           March 1, 1995
- ---------------------------------------------
                (James J. Kim)

          /s/  HORACE H. TSIANG                Director                           March 1, 1995
- ---------------------------------------------
              (Horace H. Tsiang)

                               INDEX TO EXHIBITS

                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                             Description                                         Page
- -------    ---------------------------------------------------------------------   ------------

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

                               INDEX TO EXHIBITS

                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                             Description                                         Page
- -------    ---------------------------------------------------------------------   ------------

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

10.1*      Letter Agreement between the Company and Alfred J. Stein, dated
           February 12, 1982. Incorporated by reference from Exhibit to
           Registration Statement on Form S-1, No. 2-81485.

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

                               INDEX TO EXHIBITS

                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                             Description                                         Page
- -------    ---------------------------------------------------------------------   ------------

10.6*      1986 Directors' Stock Option Plan, as amended, and Forms of Option
           Agreement for use with such plan. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended
           December 30, 1994.

10.7*      1992 Stock Plan, as amended, and form of option agreement used thereunder.
           Said document, which is subject to stockholder approval, is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

10.8       COMPASS Design Automation, Inc. Series A Preferred Stock and Common
           Stock Purchase Agreement, dated December 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.9* Amended and Restated Employee Stock Purchase Plan, as amended. Said document, which is subject to stockholder approval, is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended
           December 30, 1994.

10.10*     COMPASS Design Automation, Inc. 1992 Stock Option Plan, as amended.
           Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

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

10.13      Intercompany Agreement between COMPASS Design Automation, Inc.and the
           Company, dated July 1, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

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

                               INDEX TO EXHIBITS

                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                             Description                                         Page
- -------    ---------------------------------------------------------------------   ------------

10.16** Technology and Manufacturing Agreement between Intel Corporation and the Company, dated July 8, 1992, as amended by Addendum Number 1.
           Incorporated by reference from Exhibit to Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

10.17** Amendment Number 2 to the Technology and Manufacturing Agreement between Intel Corporation and the Company, dated December 2, 1993.
           Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

10.18 Letter dated July 18, 1994 from Intel Corporation to the Company waiving certain rights under the Intel/VLSI Stock and Warrant
           Purchase Agreement dated July 8, 1992. Incorporated by reference from
           Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
           July 1, 1994.

10.19      Termination Agreement dated November 7, 1994 between Intel
           Corporation and the Company. Incorporated by reference from Exhibits to Quarterly Report on Form 10-Q for the fiscal quarter ended
           September 30, 1994.

10.20      Acquisition and Participation Agreement and Escrow Instructions dated
           April 22, 1994 between Brazos Asset Management, Inc. and the Company.
           Incorporated by reference from Exhibit to Quarterly Report on Form
           10-Q for the fiscal quarter ended July 1, 1994.

10.21      Net Building Space Lease dated February 15, 1985 between Mariani
           Financial Company and the Company for a property located at 1865
           Lundy Drive, San Jose, California. Incorporated by reference from
           Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 30, 1984.

10.22      Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC
           Limited Partnership, dated October 1, 1986, for property in Tempe,
           Arizona. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.

10.23      Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC
           Limited Partnership, dated July 1, 1987, for property in Tempe,
           Arizona. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.

10.24 Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibits 10.22 and 10.23. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 27, 1987.

                               INDEX TO EXHIBITS

                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                             Description                                         Page
- -------    ---------------------------------------------------------------------   ------------

10.25 ASU Research Park Ground Sublease, dated as of December 18, 1990, between Price-Elliott Research Park, Inc. and the Company.
           Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990.

10.26 Lease dated as of May 6, 1988, between Bank Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San
           Jose, California. Incorporated by reference from Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 25, 1988.

10.27      First Amendment to Lease dated as of December 29, 1988, between Bank
           Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San Jose, California. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 25, 1988.

10.28      Second Amendment to Lease dated as of November 20, 1989, between Bank
           Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San Jose, California. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989.

10.29      Third Amendment to Lease dated as of March 20, 1990, between Bank
           Building Partnership and the Company for property located at 1117 and 1125 McKay Drive, San Jose, California. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 31, 1989.

10.30      Revised Exhibit A to Lease dated May 6, 1988 between Bank Building
           Partnership and the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10.31      Lease dated as of August 12, 1991, between Callahan-Pentz Properties,
           Ringwood Court One and the Company for property located at 1110
           Ringwood Court, San Jose, California. Incorporated by reference from
           Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 28, 1991.

10.32      Lease dated as of February 15, 1993, between Sumitomo Life Realty
           (N.Y.), Inc. and the Company for property located at 67 South Bedford
           Street, Suite 304-W, Burlington, Massachusetts. Incorporated by reference from Exhibit to Quarterly Reports on Form 10-Q for the fiscal quarter ended March 27, 1993.

                               INDEX TO EXHIBITS

                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                             Description                                         Page
- -------    ---------------------------------------------------------------------   ------------

10.33 Lease dated as of July 20, 1993, between Callahan-Pentz Properties and the Company for property located at 1120 Ringwood Court, San
           Jose, California. Incorporated by reference from Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 25, 1993.

10.34      Leasing Agreement dated September 21, 1994 between Sobrato-Sobrato
           Interests, as Lessor, and the Company, as lessee, for property located at 1240 McKay Drive, San Jose, California. Incorporated by reference from Exhibit to Quarterly Report on form 10-Q for the fiscal quarter ended September 30, 1994.

10.35 The First National Bank of Boston Line of Credit for the Company and its subsidiaries, dated November 30, 1988. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 25, 1988.

10.36      Amendment to First National Bank of Boston Line of Credit for the
           Company and its subsidiaries, dated November 30, 1989. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

10.37      Credit Agreement dated June 6, 1994 between Continental Bank N.A., as
           Agent, and the Company. Incorporated by reference from Exhibit to Form 10-Q/A Amendment Number 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.

10.38 Equipment Financing Agreement between New England Capital Corporation and the Company, dated August 12, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 28, 1991.

10.39      Master Security Agreement between The CIT Group/Equipment Financing,
           Inc. and the Company, dated December 19, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

10.40 Loan and Security Agreement between Household Bank and the Company, dated March 25, 1992. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

10.41 Loan and Security Agreement between Household Bank and the Company, dated June 24, 1992. Incorporated by reference Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 26, 1992.

                               INDEX TO EXHIBITS

                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                             Description                                         Page
- -------    ---------------------------------------------------------------------   ------------

10.42      Loan and Security Agreement between AT&T and the Company, dated
           September 24, 1993. Incorporated by reference from Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 25, 1993.

10.43 Loan and Security Agreement and Promissory Note between CIT Group and the Company, dated December 15, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 25, 1993.

10.44      Term Loan and Security Agreement dated June 17, 1994 and Promissory
           Notes dated June 17 and June 30, 1994 between Heller Financial, Inc.
           and the Company. Incorporated by reference from Exhibit to Form
           10-Q/A Amendment Number 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.

10.45 Equipment Leasing Agreement between NEMLC Leasing Associates, No. 3 and the Company, dated December 19, 1988. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 25, 1988.

10.46      Equipment Lease, dated as of March 26, 1990, between BA Leasing and
           Capital Corporation and the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 29, 1990.

10.47      Master Lease Agreement between Sentry Financial Corporation and the
           Company, dated January 2, 1991. Incorporated by reference from
           Exhibit to Annual Report on Form 10-K for the fiscal year ended
           December 28, 1991.

10.48      Master Lease 2094759 Lease Renewal Contracts with Guaranteed Purchase
           Options between Ellco Leasing Corporation and the Company, each dated
           December 30, 1992, relating to Schedules 034, 037, 038, 041 & 043 and
           Schedules 044, 045, 046, 048. 049, 050, 051, 052 & 053, respectively.
           Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

10.49      Master Lease 2304202 Lease Renewal Contract with Guaranteed Purchase
           Option between GE Capital Corp. and the Company dated December 30,
           1992, relating to Schedules 002, 003, 004 & 007. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

                               INDEX TO EXHIBITS

                                                                                   Sequentially
Exhibit                                                                              Numbered
Number                             Description                                         Page
- -------    ---------------------------------------------------------------------   ------------

10.50* Form of Management Continuity Agreement by and between the Company and each of the following officers of the Company: Donald L. Ciffone, Gregory K. Hinckley, L. Don Maulsby, Don Maulsby, Dieter J. Mezger,
           Thomas F. Mulvaney, C. Clifford Roe and Alfred J. Stein. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

11         Calculation of Earnings Per Share (for the three fiscal years ending
           December 30, 1994).

21         Subsidiaries of the Company.

23         Consent of Ernst & Young LLP, Independent Auditors
           (see page 46).

24         Power of Attorney (see page 48).

27         Financial Data Schedule.

     * Denotes a compensation plan in which an executive officer participates.

    ** Denotes a document for which confidential treatment has been granted selected portions.