Form 10-Q
period 1995-03-31
VLSI TECHNOLOGY INC
filed 1995-05-05
CIK 704386

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     MARK ONE:

        /X/       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED   MARCH 31, 1995

                                       OR

        / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____  TO  ______

                         COMMISSION FILE NUMBER 0-11879

                              VLSI TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                          94-2597282
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                 1109 MCKAY DRIVE, SAN JOSE, CALIFORNIA 95131
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (408) 434-3100
               -------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes /X/    No / /

Shares outstanding of the Registrant's Common Stock as of March 31, 1995:

                                                                36,871,246

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements


                              VLSI TECHNOLOGY, INC.
                                        .
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - unaudited
                 (thousands except share and per share amounts)

                                                      Quarter  Ended
                                              ----------------------------
                                                March 31,       April 1,
                                                  1995            1994*
                                              ------------    ------------

Net revenues                                  $    163,035    $    138,123

Cost of sales                                       98,961          86,940
                                              ------------    ------------

Gross profit                                        64,074          51,183
                                              ------------    ------------

Operating expenses:
     Research and development                       20,668          18,705
     Marketing, general and
       administrative                               27,775          24,130
                                              ------------    ------------

Operating income                                    15,631           8,348

Interest income and other expenses, net                881             802
Interest expense                                    (1,862)         (2,004)
                                              ------------    ------------

Income before provision for taxes on income         14,650           7,146

Provision for taxes on income                        4,400           1,785
                                              ------------    ------------

Net income                                    $     10,250    $      5,361
                                              ============    ============

Net income per share:

     Primary                                  $        .27    $        .15
                                              ============    ============

     Fully diluted                            $        .26    $        .15
                                              ============    ============

Weighted average common and
     common equivalent shares
     outstanding:

     Primary                                    38,444,541      36,802,421
                                              ============    ============

     Fully diluted                              41,797,558      39,780,651
                                              ============    ============


         *    Reclassified to conform to current presentation.

         See accompanying Notes to Consolidated Condensed Financial Statements.

                              VLSI TECHNOLOGY, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited
                                   (thousands)

                                                          March 31,   December 30,
                                                            1995          1994
                                                          ---------   -----------
ASSETS

Current assets:
     Cash and cash equivalents                            $  76,628    $  93,310
     Liquid investments                                      23,215        9,801
     Accounts receivable, net of allowance for doubtful
       accounts and customer returns of $2,100
       ($2,300 at December 30, 1994)                         93,374       80,500
     Inventories:
       Raw materials                                          2,872        5,277
       Work-in-process                                       38,981       43,123
       Finished goods                                        13,744       11,296
                                                          ---------     --------
     Total inventories                                       55,597       59,696

     Deferred and refundable income taxes                    17,963       17,963
     Prepaid expenses and other current assets                3,850        4,966
                                                          ---------     --------
           Total current assets                             270,627      266,236

Property, plant and equipment, at cost                      530,295      504,723
Accumulated depreciation and amortization                  (301,381)    (285,593)
                                                          ---------     --------
     Net property, plant and equipment                      228,914      219,130

Other assets                                                  4,996        4,850
                                                          ---------     --------

TOTAL ASSETS                                              $ 504,537     $490,216
                                                          =========     ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                              VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited (continued)
                      (thousands except per share amounts)

                                             March 31,  December 30,
                                               1995        1994
                                             --------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                        $ 56,404   $ 52,789
     Accrued compensation and benefits         19,840     20,512
     Deferred income                            9,572     10,276
     Reserve for special charge                 6,924      7,335
     Other accrued liabilities                 26,027     21,104
     Current capital lease obligations          6,243      7,882
     Current portion of long-term debt          7,703      7,634
                                             --------   --------
           Total current liabilities          132,713    127,532

Non-current capital lease obligations           4,234      5,017

Long-term debt                                 89,874     91,787

Deferred income taxes                          10,450     10,450

Stockholders' equity:

     Preferred Shares, $.01 par value              --         --
     Common Shares, $.01 par value                369        367
     Additional paid-in capital               233,486    231,902
     Retained earnings                         33,411     23,161
                                             --------   --------

           Total stockholders' equity         267,266    255,430
                                             --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $504,537   $490,216
                                             ========   ========



See accompanying Notes to Consolidated Condensed Financial Statements.

                              VLSI TECHNOLOGY, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                   (thousands)

                                                             Quarter Ended
                                                         ---------------------------
                                                         March 31,      April 1,
                                                           1995           1994
                                                           ----           ----
                                                         Increase (decrease) in cash
                                                            and cash equivalents
Operating activities:
   Net income                                              $ 10,250    $  5,361
   Adjustments to reconcile net income
     to cash generated by operations:
       Depreciation and amortization                         16,631      14,649
       Changes in operating assets and liabilities:
         Accounts receivable                                (12,874)     (1,900)
         Inventories                                          4,099      10,006
         Accounts payable, accrued liabilities
           and deferred income                                6,847        (297)
         Other                                                  590        (676)
                                                           --------    --------
     Cash generated by operations                            25,543      27,143
                                                           --------    --------

Investing activities:

   Purchases of liquid investments                          (21,704)    (37,061)
   Proceeds from maturities of liquid investments             8,300      27,205
   Purchases of property, plant and equipment               (25,931)    (20,853)
   Other                                                       (151)       (200)
                                                           --------    --------
     Net cash flow used for investing activities            (39,486)    (30,909)
                                                           --------    --------

Financing activities:
   Payments on debt and capital lease obligations            (4,266)     (4,056)
   Issuance of Common Shares, net                             1,527         869
                                                           --------    --------
     Net cash flow used for financing activities             (2,739)     (3,187)
                                                           --------    --------

Net decrease in cash and cash equivalents                   (16,682)     (6,953)
Cash and cash equivalents, beginning of period               93,310      41,536
                                                           --------    --------
Cash and cash equivalents, end of period                   $ 76,628    $ 34,583
                                                           ========    ========
Supplemental disclosure:
   Cash outflows for property, plant and equipment         $ 25,931    $ 20,853
     Add: Secured equipment loans                                --         822
                                                           --------    --------
      Property, plant and equipment additions              $ 25,931    $ 21,675
                                                           ========    ========

   Interest paid                                           $    877    $  1,038
                                                           ========    ========
   Income taxes paid, net                                  $    769    $     77
                                                           ========    ========



See accompanying Notes to Consolidated Condensed Financial Statements.

                              VLSI TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the year ended December 30, 1994 (the 1994 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1994 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 29, 1995.

2. While most fiscal years consist of 52 weeks, fiscal 1994 consisted of 53 weeks. The extra week is reflected in the first quarter of 1994, resulting in 14 weeks for the quarter ended April 1, 1994 compared to 13 weeks for the quarter ended March 31, 1995.

3. The 1994 and 1995 year-to-date tax provisions reflect the benefit of tax credit carryforwards and reduction in valuation reserve for U.S. deferred taxes.

4. The Company is a named defendant in a lawsuit filed by Texas Instruments Incorporated (TI) in 1990 claiming patent infringement. For more information, see Note 4 of Notes to Consolidated Financial Statements on pages 28 and 29 of the Company's 1994 Annual Report and
         Item 1 in Part II of this Form 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS--FIRST QUARTER OF 1995 COMPARED TO THE FIRST QUARTER OF
1994

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the MDA in the 1994 Annual Report.

The following table summarizes the Company's operating results for the three-month period ended March 31, 1995 as compared to the three-month period ended April 1, 1994 (dollars in thousands):

                                                                        FIRST QUARTER
                                         ------------------------------------------------------------------------
                                                         1995                                       1994
                                         --------------------------------------            ----------------------
                                                        PERCENT         PERCENT                           PERCENT
                                                        OF NET          CHANGE                            OF NET
                                         AMOUNTS       REVENUES       FROM 1994            AMOUNTS       REVENUES
                                         -------       --------       ---------            -------       --------

   Net revenues                          $163,035        100.0%         18.0%             $138,123        100.0%
   Cost of sales                           98,961         60.7          13.8                86,940         62.9
                                         --------        -----                            --------        -----
   Gross profit                            64,074         39.3          25.2                51,183         37.1
   Research & development                  20,668         12.7          10.5                18,705         13.6
   Marketing, general and
    administrative                         27,775         17.0          15.1                24,130         17.5
                                         --------        -----                            --------        -----
   Operating income                        15,631          9.6          87.2                 8,348          6.0
   Interest expense &
    other, net                                981          0.6         (18.4)                1,202          0.8
   Income taxes                             4,400          2.7         146.5                 1,785          1.3
                                         --------        -----                            --------        -----
   Net income                            $ 10,250          6.3          91.2              $  5,361          3.9
                                         ========        =====                            ========        =====


The Company earned net income of $10.3 million in the first quarter of 1995, compared to net income of $5.4 million in the first quarter of 1994. This change reflects higher revenues, improved gross profit as a percentage of net revenues (gross margin) and lower operating expenses as a percentage of net revenues, partially offset by a higher tax rate.

Net revenues in the first quarter of 1995 increased 18.0% from the comparable 1994 period and 9.2% over the fourth quarter of 1994. The increase over the first quarter of 1994 reflects increased net revenues from higher average sales prices of X86-based personal computer (PC) devices and from increased unit volumes of Application-Specific Integrated Circuits, especially communications devices. The higher revenue in the first quarter of 1995 over the fourth quarter of 1994 reflects increased unit volumes for wireless devices, devices for personal computers designed by Apple Computer, Inc. and X86-based devices. Software net revenues were down approximately 10% compared to both 1994 periods.

International net revenues (including export sales) increased 39.6%, accounting for 51.3% of net revenues in the first quarter of 1995 compared to 43.4% of net revenues in the first quarter of 1994, primarily due to increases in sales to the Europe region. European net revenues increased from the comparable 1994 period due to growth in the Company's shipments of communications devices in that region. Export sales to the Asia-Pacific area in the first quarter of 1995 increased over the first quarter of 1994, due to an increase in shipments of devices for the PC market to that area.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS--FIRST QUARTER OF 1995 COMPARED TO THE FIRST QUARTER OF 1994 (continued)

Gross margins increased from 37.1% in the first quarter of 1994 to 39.3% in the first quarter of 1995. This result was driven by further improvement in sales mix to products with higher gross margins and improved manufacturing efficiencies. Gross margins were lower in the first quarter of 1995 than the fourth quarter of 1994, reflecting the effect of a change in sales mix between quarters. Gross margins in the PC chip set business are subject to pricing pressures, which are expected to intensify in the second half of 1995 due to increased competition from Intel Corporation (Intel), a major supplier in the PC market.

R&D expenditures increased $2.0 million (10.5%) in the first quarter of 1995 over expenditures in the same 1994 period (but decreased as a percentage of net revenues from 13.6% to 12.7%), reflecting continuing investment in new products and package and process technologies. R&D expenditures in the first quarter of 1995 focused on design environment and process development and development of products for the consumer and communications markets.

Marketing, general and administrative expenses for the first quarter of 1995 increased $3.6 million (15.1%) from the first quarter of the prior year but decreased as a percentage of net revenues from 17.5% to 17.0%. The dollar increase primarily reflects increased sales costs associated with higher revenue levels and increased marketing activities. The recently weaker U.S. dollar in relation to the Japanese Yen and major European currencies also contributed to the increased expenses.

Interest expense and other, net, decreased to $1.0 million in the current quarter from $1.2 million in the same period a year ago. Interest income on the Company's overall higher cash balances increased, reflecting higher investment yields than in the first quarter of 1994.

The Company's tax provision of 30% and 25% in the first quarters of 1995 and 1994, respectively, reflect utilization of tax credit carryforwards and reduction in valuation reserve for U.S. deferred taxes.

FACTORS AFFECTING FUTURE RESULTS

As described by the following factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

As discussed in the 1994 Annual Report, the semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. In addition, competition is intense, particularly in core logic X86 chip sets where Intel has become a major supplier of personal computer chip sets and motherboards. The Company's products are susceptible to severe pricing pressures and the Company continually attempts to pursue cost reductions, including process enhancements and other manufacturing cost reductions in order to maintain favorable gross margins. Future gross margins will also vary with the general condition of the economy, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities.

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

Approximately two-thirds of the Company's net revenues for the first quarter of 1995 were derived from sales to its top 20 customers, a large percentage of which are in the personal computer business. In addition, shipments to a single customer in the personal computer business, Compaq Computer Corporation, accounted for 11.2% of net revenues during the first quarter of 1995 compared to 20.7% in the first quarter of 1994. As a result of the concentration of the Company's customer base, loss or cancellation of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely impact the Company's results of operations.

The Company sells its Application-Specific Standard Products (ASSPs) under terms and conditions customarily found in the semiconductor industry. Sales of these products are subject to customer cancellation with limited advance notice prior to shipment. Due to the Company's relatively narrow customer base for certain ASSPs and the short product life cycles of such products, the Company could be unexpectedly left with significant inventory exposure, which could have a material adverse effect on the Company's operating results.

The semiconductor industry is currently facing capacity constraints in wafer manufacturing, assembly operations and test operations. While the Company operates and maintains its own wafer manufacturing facilities, the Company relies on two outside suppliers for production of wafers and on several suppliers for the bulk of its assembly and test operations. Although the Company has ongoing relationships with these suppliers, the Company has only one contract for guaranteed capacity. While the one guaranteed contract is with a wafer supplier, the other wafer supplier has reduced its 1995 allocation of wafers to VLSI. If the Company is unable to receive sufficient manufacturing capacity from suppliers, the Company may be unable to meet the demands of its customers for its products, which may result in a material adverse impact on the Company's operations.

Due to the industry-wide manufacturing capacity shortage, the Company is accelerating the expansion and upgrading of its manufacturing capacity. These activities require significant investments in capital equipment and facilities. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Currently, the Company is expanding and upgrading its manufacturing facility in San Jose, California by converting production to a 6-inch CMOS wafer process. Additionally, the Company's San Antonio, Texas facility is being converted to 100% sub-0.8-micron CMOS processes. The work effort associated with the changes to these facilities could result in a disruption to manufacturing output as well as wafer yields. Any delays, problems or lack of successful completion of the Company's facilities conversion efforts could have a material adverse impact on future operating results.

Other factors that may adversely effect VLSI's future results include pending litigation and contingencies, environmental regulations and earthquakes. (See the 1994 Annual Report for a more detailed discussion of Factors Affecting Future Results.)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FACTORS AFFECTING FUTURE RESULTS (continued)

The status of the Company's pending material legal proceeding is set forth in
Item 1, Part II of this Form 10-Q. Although the trial is currently in progress, due to the inherent uncertainties of litigation, the Company cannot accurately predict the eventual outcome of this matter with TI. Management believes the ultimate outcome of this matter will not result in a material adverse effect on VLSI's consolidated financial position or results of operations. An unfavorable outcome could, however, have an adverse effect on VLSI's future business operations and could be material to any particular quarter's results of operations. In addition, the ongoing costs of defending lawsuits utilizes cash and management resources.

LIQUIDITY AND CAPITAL RESOURCES

VLSI generates cash from operations, equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering and payments of debt and lease obligations.

At March 31, 1995, total cash, cash equivalents and liquid investments decreased $3.3 million from the 1994 fiscal year-end balance due primarily to purchases of property, plant and equipment and payments of debt and capital leases in the first three months of 1995. Working capital decreased to $137.9 million at March 31, 1995 compared to $138.7 million at December 30, 1994.

During the three-month period ended March 31, 1995, the Company generated $25.5 million of cash from operations, a 5.9% decrease from the $27.1 million of cash generated for the three-month period ended April 1, 1994. Accounts receivable were $12.9 million higher at March 31, 1995 than at December 30, 1994, reflecting proportionately higher sales volumes in the latter part of the quarter in 1995. Concurrently, inventory levels declined $4.1 million from December 30, 1994 levels. The inventory decrease reflects, in part, VLSI arranging for its assembly subcontractors to supply packaging materials rather than VLSI acquiring these components, as well as decreases in certain PC device inventories. Accounts payable and accrued liabilities at March 31, 1995 increased by $7.5 million from December 30, 1994 as a result of higher levels of spending for fixed assets and an increase in accrued income taxes.

Cash used for investing activities was $39.5 million for the three-month period ended March 31, 1995, as compared to $30.9 million for the three-month period ended April 1, 1994. The large increase is a result of the Company's shifting its cash equivalents into liquid investments in order to take advantage of higher interest rates for liquid investments. VLSI invested $25.9 million in property, plant and equipment during the first three months of 1995 compared to $21.7 million in the comparable 1994 period. Capital additions during 1995 were financed by cash. The 1995 and 1994 three-month investments in property, plant and equipment included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. VLSI currently estimates that total capital expenditures for 1995 could approximate $150 million as the Company will begin facilitizing the third module of its San Antonio, Texas facility. Total capital expenditures will primarily support increases in sub-0.8-micron wafer fabrication capability. The Company expects to utilize cash from operations and equipment financing for its 1995 capital expenditures.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Cash used for financing activities was $2.7 million in the first three months of 1995 compared to $3.2 million in the same 1994 period. This decrease in net expenditures reflects higher proceeds from the issuance of Common Shares in 1995. Unused committed credit facilities approximated $76.6 million at March 31, 1995.

In January and February 1995, Intel sold all 5.36 million shares of the Company's Common Stock it had previously held. Intel currently holds a warrant to purchase approximately 2.68 million shares of the Company's Common Stock at an exercise price of $11.69 per share. The warrant expires in August 1995.

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

The Company's Convertible Subordinated Debentures (Debentures) are convertible into Common Stock of VLSI at any time prior to maturity, unless previously redeemed, at a conversion price of $22.00 per share, subject to adjustment under certain conditions. Based on the current estimated 1995 tax rate of 30%, the Debentures become dilutive to the Company's earnings per share when earnings per share exceed $0.27 per quarter. VLSI Common Stock traded as high as $24 per share in May 1995. If the Debentures are converted, the effect will be an improvement to liquidity, and a reduction in the Company's earnings per share.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994 (the 1994 Form 10-K) for a discussion of certain pending legal proceedings. Except as discussed below, there have been no material developments in any of such matters since the filing of the Company's 1994 Form 10-K.

Texas Instruments

The Company is a named defendant in a lawsuit filed by TI in 1990 claiming patent infringement. For more information, refer to the Company's 1994 Form 10-K page 11 and Note 4 of Notes to Consolidated Financial Statements on pages 33 and 34.

With respect to the TI actions against the Company and four other defendants, in February 1992, the United States International Trade Commission (ITC) affirmed the decision of the Administrative Law Judge that the Company's old plastic encapsulation gating process infringed TI's patent, but found the Company's newly developed process to be non-infringing. The U.S. Executive Branch affirmed the order in the second quarter of 1992. The United States Court of Appeal, for the Federal Circuit, affirmed the ITC decision in the first quarter of 1993. In the first quarter of 1994, the parties filed cross motions for summary judgment, all of which were denied in August 1994. A trial with respect to TI's patent infringement action in the United States District Court for the Northern District of Texas, Dallas Division, commenced in April 1995 and is continuing as of the filing of this Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits - See Index to Exhibits on Page 14.

         (b)      Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VLSI  TECHNOLOGY,  INC.

                                           (Registrant)

Date     May 5, 1995                By:    Gregory K. Hinckley
     ---------------------             ---------------------------------
                                    Gregory K. Hinckley
                                    Vice President, Finance and
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date     May 5, 1995                By:    Balakrishnan S. Iyer
     ---------------------             ---------------------------------
                                    Balakrishnan S. Iyer
                                    Vice President, Controller and Chief
                                    Accounting Officer
                                    (Principal Accounting Officer)

                              VLSI TECHNOLOGY, INC.
                              ---------------------
                                INDEX TO EXHIBITS

                  EXHIBIT
                    NO.                  DESCRIPTION
                  -------                -----------
                    11.1            Calculation of Earnings Per Share

                    27.1            Financial Data Schedule
