Form 10-Q
period 1995-09-29
VLSI TECHNOLOGY INC
filed 1995-11-13
CIK 704386

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

MARK ONE:

     /X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED   SEPTEMBER 29, 1995
                                       ------------------

                                       OR

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _____  TO  ______

                         COMMISSION FILE NUMBER 0-11879

                             VLSI TECHNOLOGY, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                     94-2597282
     -------------------------------                     -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

                 1109 MCKAY DRIVE, SAN JOSE, CALIFORNIA   95131
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                                 (408) 434-3100
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

Shares outstanding of the Registrant's Common Stock as of September 29, 1995:

                                                                  46,901,647

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

                             VLSI TECHNOLOGY, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME - unaudited
                 (thousands except share and per share amounts)

                                          Three Months Ended                   Nine Months Ended
                                  --------------------------------     -------------------------------
                                  September 29,      September 30,     September 29,     September 30,
                                       1995               1994              1995              1994
                                  -------------      -------------     -------------     -------------
Net revenues                       $   188,184        $   151,609       $   535,608       $   437,780

Cost of sales                          113,069             93,843           321,836           268,654
                                   -----------        -----------       -----------       -----------

Gross profit                            75,115             57,766           213,772           169,126
                                   -----------        -----------       -----------       -----------

Operating expenses
     Research and development           22,740             20,174            65,676            58,777
     Marketing, general and
       administrative                   31,886             26,380            90,820            77,123
                                   -----------        -----------       -----------       -----------

Operating income                        20,489             11,212            57,276            33,226

Litigation charge                            -                  -           (19,400)                -
Interest income and other
     expenses, net                       3,926                873             6,351             2,383
Interest expense                        (1,338)            (2,403)           (4,655)           (6,451)
                                   -----------        -----------       -----------       -----------

Income before provision for
     taxes on income                    23,077              9,682            39,572            29,158

Provision for taxes on income            6,920              2,142            11,870             6,920
                                   -----------        -----------       -----------       -----------

Net income                         $    16,157        $     7,540       $    27,702       $    22,238
                                   ===========        ===========       ===========       ===========

Net income per share               $       .35        $       .20       $       .66       $       .59
                                   ===========        ===========       ===========       ===========

Weighted average common
     and common equivalent
     shares outstanding             46,728,539         37,839,602        42,209,219        37,414,006
                                   ===========        ===========       ===========       ===========



See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited
                                  (thousands)

                                                          September 29,    December 30,
                                                              1995             1994
                                                          -------------    ------------
ASSETS

Current assets:
     Cash and cash equivalents                              $ 168,392       $  93,310
     Liquid investments                                       230,475           9,801
     Accounts receivable, net of allowance for doubtful
       accounts and customer returns of $2,100
       ($2,300 at December 30, 1994)                          112,293          80,500
     Inventories:
       Raw materials                                            4,173           5,277
       Work-in-process                                         39,029          43,123
       Finished goods                                           5,338          11,296
                                                            ---------       ---------
     Total inventories                                         48,540          59,696

     Deferred and refundable income taxes                      23,515          17,963
     Prepaid expenses and other current assets                  6,182           4,966
                                                            ---------       ---------
           Total current assets                               589,397         266,236

Property, plant and equipment, at cost                        615,772         504,723
Accumulated depreciation and amortization                    (334,342)       (285,593)
                                                            ---------       ---------
     Net property, plant and equipment                        281,430         219,130

Other assets                                                    8,571           4,850
                                                            ---------       ---------

TOTAL ASSETS                                                $ 879,398       $ 490,216
                                                            =========       =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

         CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited (continued)
                      (thousands except per share amounts)

                                                 September 29,      December 30,
                                                     1995              1994
                                                 -------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                              $ 69,946           $ 52,789
     Accrued compensation and benefits               23,837             20,512
     Deferred income                                  9,394             10,276
     Income taxes payable                            11,107              3,604
     Litigation reserve                              18,579                  -
     Other accrued liabilities                       26,818             24,835
     Current capital lease obligations                2,503              7,882
     Current portion of long-term debt                7,896              7,634
                                                   --------           --------
           Total current liabilities                170,080            127,532

Non-current capital lease obligations                 3,727              5,017

Long-term debt                                      217,059             91,787

Deferred income taxes                                 8,960             10,450

Stockholders' equity:
     Preferred Shares, $.01 par value                     -                  -
     Common Shares, $.01 par value                      469                367
     Additional paid-in capital                     428,240            231,902
     Retained earnings                               50,863             23,161
                                                   --------           --------

           Total stockholders' equity               479,572            255,430
                                                   --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $879,398           $490,216
                                                   ========           ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                  (thousands)

                                                              Nine Months Ended
                                                     ------------------------------------
                                                     September 29,          September 30,
                                                         1995                   1994
                                                     -------------          -------------
                                                         Increase (decrease) in cash
                                                             and cash equivalents
Operating activities:
   Net income                                          $  27,702             $  22,238
   Adjustments to reconcile net income
     to net cash generated by operations:
       Litigation charge                                  19,400                     -
       Depreciation and amortization                      53,043                44,761
       Deferred income taxes                              (7,042)                    -
       Changes in operating assets and liabilities:
         Accounts receivable                             (31,793)              (18,727)
         Inventories                                      11,156                 6,935
         Accounts payable, accrued liabilities
           and deferred income                            33,154                23,481
         Other                                            (7,396)               (1,992)
                                                       ---------             ---------
     Cash generated by operations                         98,224                76,696
                                                       ---------             ---------

Investing activities:
   Purchases of liquid investments                      (264,220)              (54,770)
   Proceeds from maturities of liquid investments         43,477                77,123
   Purchases of property, plant and equipment            (93,900)              (51,239)
   Other                                                    (450)                 (450)
                                                       ---------             ---------
     Net cash flow used for investing activities        (315,093)              (29,336)
                                                       ---------             ---------

Financing activities:
   Payments on debt and capital lease obligations        (15,612)              (13,001)
   Issuance of long-term debt                            172,500                     -
   Conversion of long-term debt to equity                   (845)                    -
   Issuance of Common Shares, net                        135,908                 6,718
                                                       ---------             ---------
     Net cash flow provided by (used for)
      financing activities                               291,951                (6,283)
                                                       ---------             ---------

Net increase in cash and cash equivalents:                75,082                41,077
Cash and cash equivalents, beginning of period            93,310                41,536
                                                       ---------             ---------
Cash and cash equivalents, end of period               $ 168,392             $  82,613
                                                       =========             =========

Supplemental disclosures:
   Cash outflows for property, plant and equipment     $  93,900             $  51,239
     Add: Secured equipment loans                         19,341                20,887
                                                       ---------             ---------
       Property, plant and equipment additions         $ 113,241             $  72,126
                                                       =========             =========
   Interest paid                                       $   4,609             $   5,167
                                                       =========             =========
   Income taxes paid, net                              $   6,819             $   7,222
                                                       =========             =========


See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the year ended December 30, 1994 (the 1994 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1994 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter and nine-month period ended September 29, 1995 are not necessarily indicative of the results that may be expected for the year ending December 29, 1995.

2. While most fiscal years consist of 52 weeks, fiscal 1994 consisted of 53 weeks. The extra week was reflected in the first quarter of 1994, resulting in 14 weeks for the quarter ended April 1, 1994 compared to 13 weeks for the quarter ended March 31, 1995.

3 The 1994 and 1995 year-to-date tax provisions reflect the benefit of tax credit carryforwards and reduction in the valuation reserve for U.S. deferred taxes.

4.    The Company is a named  defendant in a lawsuit  filed by Texas
      Instruments Incorporated (TI) in 1990 claiming patent infringement. This suit resulted in a May 1995 jury verdict against the Company for damages of $19.4 million. Although the Company was in the process of contesting the verdict at the trial court level, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995.
      In August 1995, the trial judge issued an order overturning and setting aside the jury verdict and conditionally granting a new trial on the matter in the event that his order is reversed on appeal. TI has filed a notice of appeal and will seek a reversal of the trial judge's order as well as enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and attorneys' fees. The Company has retained the $19.4 million charge taken during the second quarter of 1995, pending resolution of this and related intellectual property matters. The litigation charge is shown as a separate line item liability on the Balance Sheet, net of TI litigation expenditures incurred during 1995. For more information, see Note 4 of Notes to Consolidated Financial Statements on pages 28 and 29 of the Company's 1994 Annual Report and Item 1 in Part II of this Form 10-Q.

5. On July 6, 1995, the Company called for redemption on August 7, 1995 of the remaining outstanding 7% Convertible Subordinated Debentures due 2012 (Debentures). Of the $57,328,000 in principal amount of Debentures that were outstanding at June 30, 1995, $57,192,000 were converted into 2,599,545 shares of the Company's Common Stock. The Debentures not converted by August 7, 1995, which amounted to $136,000, were redeemed by the Company on that date at a price of $1,032.86 for each $1,000 in principal amount of Debentures redeemed. This resulted in the issuance of 6,181 shares of the Company's Common Stock under an underwritten call agreement that the Company had entered into with Bear, Stearns & Co. Inc. and Hambrecht & Quist LLC.

6. In August 1995, Intel Corporation (Intel) exercised its warrant to purchase 2,677,604 shares of VLSI Common Stock for an aggregate exercise price of approximately $31 million.

7. In September 1995, the Company completed the public offering of an aggregate of $172.5 million of 8.25% Convertible Subordinated Notes (Notes) due 2005, for net proceeds of approximately $168 million. Interest on the Notes is payable on April 1 and October 1 of each year commencing April 1, 1996. The Notes are convertible into shares of VLSI Common Stock at any time on or before the close of business on the last trading day prior to maturity, unless previously redeemed, at a conversion price of $54.80 per share, subject to adjustment in certain events. The Notes are redeemable, in whole or in part, at the option of the Company, upon at least 15 days' notice, at any time on or after October 3, 1997, at redemption prices starting at 103.3% and at diminishing prices thereafter, plus accrued interest, except that the Notes may not be redeemed prior to October 3, 1999 unless the closing price of the Common Stock is at least 125% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the notice of redemption. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Debt of the Company (as defined). The Company expects from time to time to incur indebtedness constituting Senior Debt. Additionally, the terms of the Company's existing Credit Agreement prohibit the Company from repaying any Notes prior to maturity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 1995 COMPARED TO THE FIRST NINE MONTHS OF 1994

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the MDA in the 1994 Annual Report.

The following table summarizes the Company's operating results for the 39 week, nine-month period ended September 29, 1995 as compared to the 40 week, nine-month period ended September 30, 1994 (dollars in thousands):

                                                               NINE MONTHS
                                         -------------------------------------------------------
                                                       1995                         1994
                                         --------------------------------   --------------------
                                                     PERCENT     PERCENT                PERCENT
                                                      OF NET     CHANGE                  OF NET
                                         AMOUNTS     REVENUES   FROM 1994   AMOUNTS     REVENUES
                                         --------    --------   ---------   --------    --------
Net revenues                             $535,608     100.0%      22.3%     $437,780      100.0%
Cost of sales                             321,836      60.1       19.8       268,654       61.4
                                         --------     -----                 --------      -----
Gross profit                              213,772      39.9       26.4       169,126       38.6
Research & development                     65,676      12.3       11.7        58,777       13.4
Marketing, general &
  administrative                           90,820      16.9       17.8        77,123       17.6
                                         --------     -----                 --------      -----
Operating income                           57,276      10.7       72.4        33,226        7.6
Litigation charge                         (19,400)      3.6        *               -          -
Interest expense &
  other, net                                1,696       0.3        *          (4,068)       0.9
Income taxes                               11,870       2.2       71.5         6,920        1.6
                                         --------     -----                 --------      -----
Net income                               $ 27,702       5.2       24.6      $ 22,238        5.1
                                         ========     =====                 ========      =====

*  Not meaningful

The Company earned net income of $27.7 million for the first nine months of 1995, compared to net income of $22.2 million in the same period of 1994. This change reflects higher revenues, improved gross profit as a percentage of net revenues (gross margin) and lower operating expenses as a percentage of net revenues, offset by the $19.4 million TI litigation reserve recorded in the second quarter of 1995, as well as a higher tax rate in 1995.

Net revenues in the first nine months of 1995 increased 22.3% from the comparable 1994 period. The increase over 1994 reflects increased net revenues from increased unit volumes, especially in communications devices. Software net revenues in the first nine months of 1995 increased 16.1% from the first nine months of 1994.

International net revenues (including export sales) increased 29.2%, accounting for 51.1% of net revenues in the first nine months of 1995 compared to 48.4% of net revenues in the first nine months of 1994, primarily due to increases in sales to the Europe and Japan regions. European net revenues increased from the comparable 1994 period due to growth in the Company's shipments of communications devices in that region. Export sales to the Asia-Pacific area in the first nine months of 1995 remained unchanged over the first nine months of 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 1995 COMPARED TO THE FIRST NINE MONTHS OF 1994 (continued)

Gross margins increased from 38.6% in the first nine months of 1994 to 39.9% in the first nine months of 1995. This result was driven by a change in sales mix to products with higher gross margins.

R&D expenditures increased $6.9 million (11.7%) in the first nine months of 1995 over expenditures in the same 1994 period but decreased as a percentage of net revenues from 13.4% to 12.3%. Increased expenditures reflect continuing investment in new products and package and process technologies. R&D expenditures in the first nine months of 1995 focused on design environment and process development and development of products for the consumer and communications markets.

Marketing, general and administrative expenses for the first nine months of 1995 increased $13.7 million (17.8%) from the first nine months of the prior year but decreased as a percentage of net revenues from 17.6% to 16.9%. The dollar increase primarily reflects increased sales costs associated with higher revenue levels and increased marketing activities. The continuing weak U.S. dollar in relation to the Japanese Yen and major European currencies also contributed to the increased expenses.

As discussed in Note 4 to the Consolidated Condensed Financial Statements in
Item 1 of Part I hereof, VLSI recorded a charge in the second quarter of 1995 of $19.4 million for the jury verdict in the TI litigation.

Interest expense and other, net shows income of $1.7 million in the first nine months of the current year as compared to $4.1 million of net expense in the same period last year, reflecting reduced interest expense and higher interest income. Interest expense is lower primarily reflecting the capitalization of interest expense associated with increased capital expenditures. Higher interest income reflects higher investment yields than in the first nine months of 1994 on significantly higher cash balances due in part to the Company's June 1995 public offering of Common Stock (the Equity Offering) and September 1995 offering of convertible subordinated notes (the Debt Offering).

As a result of the conversion of the Debentures and the Debt Offering as noted in Notes 5 and 7 to the Consolidated Condensed Financial Statements of this Form 10-Q, interest expenditures, net of tax effect, will increase by approximately $2.5 million per quarter. This increase, in the short-term, is expected to be offset by higher interest income due to higher cash balances, as well as higher capitalized interest due to the planned increase in capital expenditures.

The Company's tax provisions of 30% and 25% in the first nine months of 1995 and 1994, respectively, reflect utilization of tax credit carryforwards and reduction in valuation reserve for U.S. deferred taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - THIRD QUARTER OF 1995 COMPARED TO THE THIRD QUARTER OF 1994


The following table summarizes the Company's operating results for the three-month period ended September 29, 1995 as compared to the three-month period ended September 30, 1994 (dollars in thousands):

                                                              THIRD QUARTER
                                         -------------------------------------------------------
                                                       1995                         1994
                                         --------------------------------   --------------------
                                                     PERCENT     PERCENT                PERCENT
                                                      OF NET     CHANGE                  OF NET
                                         AMOUNTS     REVENUES   FROM 1994   AMOUNTS     REVENUES
                                         --------    --------   ---------   --------    --------
Net revenues                             $188,184     100.0%       24.1%    $151,609     100.0%
Cost of sales                             113,069      60.1        20.5       93,843      61.9
                                         --------     -----                 --------     -----
Gross profit                               75,115      39.9        30.0       57,766      38.1
Research & development                     22,740      12.1        12.7       20,174      13.3
Marketing, general &
  administrative                           31,886      16.9        20.9       26,380      17.4
                                         --------     -----                 --------     -----
Operating income                           20,489      10.9        82.7       11,212       7.4
Interest expense & other, net               2,588       1.4         *         (1,530)      1.0
Income taxes                                6,920       3.7       223.1        2,142       1.4
                                          -------     -----                 --------     -----
Net income                               $ 16,157       8.6       114.3     $  7,540       5.0
                                         ========     =====                 ========     =====

*  Not meaningful

The Company earned net income of $16.2 million in the third quarter of 1995 compared to net income of $7.5 million in the third quarter of 1994. The 1995 profit was driven by increased unit sales of silicon devices, the effect of new devices in the Company's sales mix and interest income greater than interest expense, offset by a higher tax rate.

Net revenues in the third quarter of 1995 increased 24.1% from the comparable 1994 period, primarily as a result of increased unit volumes, particularly in devices for the computing and communications markets. The increased net revenues in the computing market were derived primarily from devices for personal computers used in Apple Computer, Inc. (Apple) and Apple-compatible computers. Software net revenues increased in the third quarter of 1995 due to increased COMPASS marketing efforts in North America and Europe.

Third quarter 1995 international revenues increased in terms of dollar amount of revenues over the third quarter of 1994, primarily due to an increase in sales to the Europe region (which increased 35.9% in the third quarter of 1995 from the third quarter of 1994). Export sales, primarily from shipments to the Asia-Pacific area, decreased in dollar amount from the third quarter of 1994, due to lower shipments to Compaq Computer Corporation (Compaq). For further discussion of shipments to Compaq, see "Factors Affecting Future Results".

Gross margins in the third quarter of 1995 increased from the third quarter of 1994 primarily as a result of the increased software net revenues, offset by certain manufacturing inefficiencies. The manufacturing inefficiencies were associated with the current conversion of the San Jose, California facility to a 6-inch CMOS wafer process, and of the San Antonio, Texas facility to 100% sub-0.8-micron CMOS processes. For further discussion of the manufacturing issues, see "Factors Affecting Future Results".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - THIRD QUARTER OF 1995 COMPARED TO THE THIRD QUARTER OF 1994 (continued)


Research and development expenditures in the third quarter of 1995 were higher in dollar amount (but less as a percentage of net revenues) compared to expenditures in the same 1994 period, reflecting development program costs as previously described for the first nine months of 1995.

Marketing, general and administrative expenses for the third quarter of 1995 increased by $5.5 million from the third quarter of the prior year (but decreased from 17.4% of net revenues to 16.9%), reflecting increased costs associated with higher revenue levels.

Interest expense and other, net for the third quarter of 1995 contributed positively to income as interest income from higher investment yields on significantly higher cash balances exceeded interest expense. Interest expense has declined primarily due to capitalization of interest expense.

FACTORS AFFECTING FUTURE RESULTS

As described by the following factors, as well as other factors affecting the Company's operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

As discussed in the 1994 Annual Report, the semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. These product supply and demand fluctuations have historically been characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the previously mentioned additions of manufacturing capacity in large increments. Due to the high fixed costs of the industry, profitability can drop sharply as utilization drops during periods of overcapacity. In addition, competition in the semiconductor industry is intense, particularly in core logic X86 chip sets where Intel has become a major supplier of personal computer chip sets and motherboards. The Company's products are susceptible to severe pricing pressures and the Company continually attempts to pursue cost reductions, including process enhancements and other manufacturing cost reductions, in order to maintain favorable gross margins. Future gross margins will also vary with the general condition of the economy, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities. The Company's COMPASS subsidiary, like other companies in the electronic design automation business, is particularly subject to significant fluctuations in revenues due to limited backlog and its reliance on large orders placed late in the quarter.

The semiconductor industry is currently facing capacity constraints in wafer manufacturing, assembly operations and test operations. While the Company operates and maintains its own wafer manufacturing facilities, the Company relies on two outside suppliers for production of wafers and on several suppliers for the bulk of its assembly and test operations. With respect

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FACTORS AFFECTING FUTURE RESULTS (continued)


to the wafer manufacturing suppliers, the Company has only one contract for guaranteed capacity. The other supplier has notified the Company that it will reduce its allocation of wafers through the second quarter of 1996. This supplier also has indicated that it does not intend to supply wafers to the Company after the second quarter of 1996. The Company has identified an alternative source of wafer supply, and is expected to begin receiving wafers from this source in the fourth quarter of 1995. Wafer allocation from this supplier should increase in subsequent quarters, effectively replacing the supply of wafers previously supplied by the outgoing supplier. In addition, the Company relies on three suppliers for almost all assembly operations and a significant portion of test operations. Any reduction in allocation from these suppliers would adversely affect the Company's operations. As the Company is currently unable to meet the demands of its customers for their products, which is adversely impacting the businesses of the Company's customers, some customers are actively seeking to second source products currently obtained from VLSI. In addition, VLSI's relationships with key customers may be negatively impacted by the Company's inability to meet customer demands, potentially resulting in material adverse impacts on the Company's future operating results.

Due to the industry-wide manufacturing capacity shortage, the Company is accelerating the expansion and upgrading of its manufacturing capacity. These activities require significant investments in capital equipment and facilities. Significant lead time is required to acquire and install additional wafer fabrication equipment. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Currently, the Company is expanding and upgrading its manufacturing facility in San Jose, California by converting production to a 6-inch CMOS wafer process. Additionally, the Company's San Antonio, Texas facility is being converted to 100% sub-0.8-micron CMOS processes, and steps to facilitize the third and fourth modules have begun. In the second and third quarters of 1995, inefficiencies caused by the work associated with the conversions of the manufacturing facilities had a negative effect on the Company's overall gross profit of approximately $5 million, or two percentage points of gross margin. The work effort associated with the changes to these facilities could result in lower wafer yields and cause further disruption to manufacturing output which would negatively impact the Company's gross profit in the fourth quarter of 1995 and the Company's revenues in the first quarter of 1996. Any delays, problems or lack of successful completion of the Company's facilities conversion efforts could have a material adverse impact on future operating results.

Raw materials essential to the Company's business are generally available from multiple sources. However, due to increased levels of demand, there may be an industrywide shortage of raw silicon wafers. A prolonged inability to obtain silicon wafers or any other raw materials could have a material adverse impact on the Company's business.

The Company's future success depends on its ability to continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. The Company expects to continue to invest in the research and development of new products for all of its market segments during the balance of 1995. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and substantial capital commitments. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the markets in question will develop.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

FACTORS AFFECTING FUTURE RESULTS (continued)


Approximately two-thirds of the Company's net revenues for the third quarter and first nine months of 1995 were derived from sales to its top 20 customers, a large percentage of which are in the personal computer business. Shipments to Apple accounted for 14% and 10% of the Company's net revenues in the third quarter of 1995 and for the first nine months of 1995, respectively, while sales to Apple represented less than 10% for the third quarter of 1994 and the first nine months of 1994. In addition, shipments to Compaq accounted for less than 10% of net revenues during the first nine months of 1995 compared to 23% in the first nine months of 1994. The Company is a sole source of products to many of its customers, which may cause some customers to potentially over-order VLSI products. This could lead to cancellations of certain of those orders by customers when customers perceive that demand and supply are better aligned. As a result of the concentration of the Company's customer base, loss or cancellation of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely impact the Company's results of operations.

The Company estimates that total sales to the personal computer market during 1994 and the first nine months of 1995 represented approximately 47% and 46% of the Company's revenues, respectively. With seven of the Company's top ten customers in the first nine months of 1995 operating in the personal computer industry, a deterioration of business conditions in the personal computer industry would have a material adverse effect on VLSI's operations. The personal computer market is volatile and is subject to significant shifts in demand and severe pricing pressures. In addition, the market for the Company's personal computer devices has been characterized by rapid technological change and product obsolescence and has been made more difficult by Intel's expansion in scope of its business from microprocessors to motherboards and core logic chip sets. For example, during the third quarter of 1995, the Company did not win new designs at certain major customers, including AST Research, Compaq, Hewlett-Packard Corporation and International Business Machines Corporation
(IBM), as a result of pricing that was not considered attractive for the Company to pursue during this period of capacity constraints. Revenues for the Company's X86 chip sets as a percentage of total Company revenues in the third quarter of 1995 were the lowest they had been since the fourth quarter of 1993. Continuation of this trend of decreased X86 chip set revenue could result in unused capacity in the Company's San Jose fabrication facility, potentially affecting manufacturing performance and the continuation of certain fixed manufacturing costs. The Company's results in the personal computer market are also dependent in part on the Company's ability to gain early access to new microprocessor architectures adopted by major OEMs. Intel's withholding of key information of upcoming architectures from core logic chip set suppliers has adversely impacted the Company's ability to respond quickly to new architecture changes. The Company's need to anticipate customer product transitions could also lead to potential inventory exposure, which could adversely affect the Company's financial results.

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

The status of the Company's pending material legal proceeding is set forth in
Item 1, Part II of this Form 10-Q. The Company cannot accurately predict the final outcome of this matter with TI. As part of its appeal, TI has requested that the judge award enhanced damages, pre-judgment interest and attorneys' fees. An unfavorable final outcome could have an adverse effect on VLSI's future business operations and could be material to any particular quarter's results of operations. In addition, the ongoing costs of defending lawsuits utilizes cash and management resources.

LIQUIDITY AND CAPITAL RESOURCES

VLSI generates cash from operations, debt and equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering and payments of debt and lease obligations.

At September 29, 1995, total cash, cash equivalents and liquid investments increased $296.8 million from the 1994 fiscal year-end balance due primarily to the receipt of proceeds from the Equity Offering late in the second quarter, proceeds from the Debt Offering in September and proceeds from the exercise by Intel in August of its warrant to purchase VLSI Common Stock, offset by purchases of property, plant and equipment, increases in accounts receivable and payments of debt and capital leases in the first nine months of 1995. Working capital increased to $419.3 million at September 29, 1995 compared to $138.7 million at December 30, 1994.

During the nine-month period ended September 29, 1995, the Company generated $98.2 million of cash from operations, a 28.1% increase from the $76.7 million of cash generated for the nine-month period ended September 30, 1994. The increase is primarily due to net income before non-cash items of litigation charge, deferred income taxes, depreciation and amortization. Accounts receivable were $31.8 million higher at September 29, 1995 than at December 30, 1994, reflecting proportionally higher sales volumes in the latter part of the third quarter of 1995. Concurrently, inventory levels declined $11.2 million from December 30, 1994 levels, primarily reflecting decreases in certain PC device inventories. Accounts payable and accrued liabilities at September 29, 1995 increased by $30.0 million from December 30, 1994 as a result of higher levels of spending for fixed assets.

Cash used for investing activities was $315.1 million for the nine-month period ended September 29, 1995, as compared to $29.3 million for the nine-month period ended September 30, 1994. The large increase is a result of the Company investing cash from the major financing sources noted above and shifting its cash equivalents into liquid investments in order to take advantage of higher interest rates for liquid investments, as well as an increased level of fixed asset acquisitions. VLSI invested $113.2 million in property, plant and equipment during the first nine months of 1995 compared to $72.1 million in the comparable 1994 period. Capital additions during 1995 were financed by cash and equipment loans. The 1995 and 1994 nine-month investments in property, plant and equipment included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. VLSI currently estimates that total capital expenditures budgeted for 1995 and for 1996 will approximate $200

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)


million and $300 million, respectively, as the Company has initiated the process of facilitizing and equipping the third and fourth modules of its San Antonio, Texas facility. Capital expenditures will primarily support increases in sub-0.8-micron wafer fabrication capability. The Company expects to utilize cash from its Equity Offering, Debt Offering and operations for the remainder of its 1995 capital expenditures.

Cash provided from financing activities was $292.0 million in the first nine months of 1995 compared to cash used for financing activities of $6.3 million in the same 1994 period. This change in cash reflects higher proceeds from the issuance of Common Shares in 1995, the majority of which were proceeds from the Company's June 1995 Equity Offering, as well as the September 1995 Debt Offering. In September 1995, VLSI completed the offering of an aggregate of $172.5 million of 8.25% Convertible Subordinated Notes due 2005, for net proceeds of approximately $168 million as described in Note 7 to the Consolidated Condensed Financial Statements of this Form 10-Q. Unused committed credit facilities approximated $58.6 million at September 29, 1995.

In January and February 1995, Intel sold all 5.36 million shares of the Company's Common Stock that it had acquired directly from VLSI in August 1992. In August 1995, Intel exercised a warrant to purchase approximately 2.68 million shares of the Company's Common Stock at an exercise price of $11.69 per share, resulting in net proceeds to the Company of approximately $31 million. Intel has the right to demand registration of the 2.68 million shares at any time. In the event Intel exercises its demand registration rights, the Company will be required to file a registration statement with respect to the warrant shares with the Securities and Exchange Commission within 30 days of Intel's notice to VLSI, subject to certain conditions.

As a result of the Company's call for redemption in July 1995 of its Debentures, all but $0.1 million of the Debentures were converted into Common Stock of VLSI at a conversion price of $22.00 per share by August 4, 1995. The remaining $0.1 million in principal amount of Debentures were redeemed by the Company on August 7, 1995 at a price of $1,032.86 for each $1,000 in principal amount of Debentures redeemed.

VLSI believes that its existing cash balances, together with cash flow from operations and available credit facilities, will be sufficient to meet its liquidity and capital expenditure needs for the next twelve months. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to monitor the possibility of generating financial resources through technology or manufacturing partnerships, as well as from equity or debt financing based on market conditions. There can be no assurance that the Company will be able to obtain future financing when needed or on favorable terms.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

Reference is made to Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994 (the 1994 Form 10-K) and to
Item 1 of Part II of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1995 and June 30, 1995 (the March and June 1995 Form 10-Qs, respectively) for a discussion of certain pending legal proceedings. Except as discussed below, there have been no material developments in any of such matters since the filing of the Company's June 1995 Form 10-Q.

Texas Instruments

The Company is a named defendant in a lawsuit filed by TI in 1990 claiming patent infringement. For more information, refer to the Company's 1994 Form 10-K, page 11 and Note 4 of Notes to Consolidated Financial Statements on pages 33 and 34, and to the Company's March and June 1995 Form 10-Qs.

A trial with respect to TI's patent infringement action in the United States District Court for the Northern District of Texas, Dallas Division, was held in April 1995, which resulted in a May 1995 jury verdict against VLSI for $19.4 million. While in the process of contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. In August 1995, the trial judge issued an order overturning and setting aside the jury verdict and conditionally granting a new trial on the matter in the event that his order is reversed on appeal. TI has filed a notice of appeal and will seek a reversal of the trial judge's order as well as enhanced damages, pre-judgment interest and attorneys' fees. The Company has not made any adjustments to the $19.4 million charge taken during the second quarter of 1995, pending resolution of this and related intellectual property matters. In the event that TI's appeal is successful and enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and/or attorneys' fees are awarded, such a judgment could result in a material reduction in liquidity, as well as an additional adverse impact on the Company's reported results of operations.


Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits - See Index to Exhibits on Page 18.

(b)    Report on Form 8-K:

        A Report on Form 8-K dated August 28, 1995 was filed for the purpose of reporting under Item 5 the judge's action in the TI litigation matter. A copy of the press release dated August 28, 1995 updating information regarding the TI litigation was filed as an exhibit to the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VLSI TECHNOLOGY, INC.
                                            ---------------------

                                                 (Registrant)



Date        November 10, 1995               By:      Gregory K. Hinckley
     ------------------------------            ---------------------------------
                                            Gregory K. Hinckley
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date        November 10, 1995               By:      Balakrishnan S. Iyer
     ------------------------------            ---------------------------------
                                            Balakrishnan S. Iyer
                                            Vice President, Controller and Chief
                                            Accounting Officer
                                            (Principal Accounting Officer)

                             VLSI TECHNOLOGY, INC.

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                         DESCRIPTION
-------                       -----------
  4.1           Indenture dated as of September 1, 1995 between the Company and
                Harris Trust and Savings Bank, as Trustee, covering $172,500,000 of 8.25% Convertible Subordinated Notes due 2005, including form of Note

 11.1           Calculation of Earnings Per Share

 27.1           Financial Data Schedule