Form 10-K405
period 1995-12-29
VLSI TECHNOLOGY INC
filed 1996-03-26
CIK 704386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     -------------------------------------

                                   FORM 10-K
(Mark One)
[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended: DECEMBER 29, 1995

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from                to

                           Commission file number: 0-11879

                     ------------------------------------------

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

       Registrant's telephone number, including area code: (408) 434-3100

                     -------------------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

                        Preferred Share Purchase Rights
                                (Title of class)

                     -------------------------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X].


     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 1996 was approximately $538,010,411 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, Common Shares held by persons who hold more than 5% of the outstanding voting shares and Common Shares held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.


     As of March 15, 1996, the number of shares of the Registrant's Common Stock outstanding was 45,780,107.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 31, 1996 (the "Proxy Statement"), (Parts I & III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     VLSI Technology, Inc., a Delaware corporation ("VLSI" or the "Company"), was incorporated in May 1987 as a successor to the business of VLSI Technology, Inc., a California corporation ("VLSI-California"). The merger of VLSI-California with and into the Company was consummated on December 31, 1987. All references herein to "VLSI" or the "Company" include its predecessor VLSI-California unless specified or unless the context otherwise requires.

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K.

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

     VLSI applies its value-added technology to deliver products targeted at specific segments of the electronics marketplace. These products address a range of applications in the computing, communications and consumer digital entertainment markets. VLSI targets a limited number of key Original Equipment Manufacturer ("OEM") customers who are leaders in their respective industries. See "MARKETING AND CUSTOMERS" below.

     The Company has developed significant design expertise in its targeted markets by establishing a library of proprietary cells and highly integrated building blocks and uses that expertise to assist customers in rapidly designing products and bringing them to market.

     The Company's objective is to design and manufacture highly-integrated, complex semiconductor devices that allow its customers to develop and bring to market higher value-added systems and products. Key elements in its strategy to achieve this objective include:

     Target selected growth markets. VLSI has targeted a limited number of growth markets in which it has built significant expertise. In these markets, the Company can utilize its library of proprietary cells and high-level building blocks to assist customers in designing and bringing the customers' products to market rapidly. VLSI believes that this allows the Company to offer more value to the customer at potentially higher gross margins for the Company. VLSI's target markets include computing (high-end computing and desktop and portable personal computers) applications, wireless and networking communications applications and consumer digital entertainment systems.

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

     Focus on large, industry-leading OEM customers. VLSI focuses its manufacturing and research and development resources on products for a limited number of OEM customers who are leaders in their respective industries. The Company believes that such large OEM customers provide the Company with significant potential. During the year ended December 29, 1995, approximately two-thirds of the Company's net revenues were derived from sales to its top 20 customers.

     Use FSB(TM) libraries to reduce customers' time to market. VLSI's Functional System Block(TM) ("FSB") libraries, an expanding collection of pre-designed cells and high-level building blocks, provides easy design-in of frequently used integrated circuit functions. The FSB library elements allow VLSI and its customers to more rapidly design and integrate products, thereby reducing VLSI's customers' time to market. VLSI's library of FSBs includes Graphics Controllers (LCD and CRT), a DES Encryption FSB, a PCI FSB, Floppy Disk Controllers, SCSI Controllers, T1 Controllers and a suite of analog functions for communications FSBs. VLSI continues to expand its FSB libraries through internal development and through the acquisition or licensing of technology from other companies. Technology acquired and/or licensed from other companies include an ARM RISC-based microprocessor (low power, high performance embedded control applications), DSP, Ethernet, Fibre Channel, MPEGII and SSA.

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

                      SILICON OPERATIONS -- VLSI PRODUCTS

PRODUCTS AND SERVICES

     VLSI has organized its business around targeted market segments, establishing groups to address specific silicon markets. Each of the Company's silicon groups maintains independent marketing and applications research and development capabilities.

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

     The Computing Products group designs, manufactures and markets devices for the computer market, including personal computer ("PC") applications and high-end computing applications such as graphics workstations and high-end storage. The Communications Products group designs, manufactures and markets devices for networking and wireless communications. The Consumer Digital Entertainment Products group designs, manufactures and markets devices for secure communications and home entertainment applications (such as interactive television and video game systems).

     The key to the success of these business units is providing customers with timely silicon solutions optimized for their applications. This approach enables rapid market introduction of customer products coupled with the ability to customize for specific customer requirements.

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

     Competition comes from a wide variety of large, established IC providers, including, but not limited to, AT&T, Intel, IBM, LSI Logic, Motorola, NEC, Texas Instruments ("TI") and Toshiba.

COMPUTING PRODUCTS

     This group produces PC devices for Apple, its subcontractors and licensees as well as Apple-compatible peripheral suppliers worldwide and system-logic chip sets and peripheral components for personal computers based on X86 and competing personal computing architectures. The group also serves workstations (from entry-level through high-end graphic), servers, parallel processors, mass storage devices and peripherals. Apple and its licensees are provided with high-performance gate array and cell-based products, which are used in second-generation Power Macintosh(TM) systems, Apple's Powerbook(TM) computer line based on the Macintosh(R) platform and in a host of printer products. While the Company did not have significant silicon content in Apple's first generation Power Macintosh(TM) machines in 1994, VLSI has returned to historic levels of silicon content in second-generation Power Mac systems in 1995. See "MARKETING AND CUSTOMERS" below. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

     The PC chip set product line consists of highly-integrated core logic and peripheral input/output devices for X86 systems. The group primarily targets a selected set of high-volume market leaders worldwide. VLSI's chip sets currently support Intel, Advanced Micro Devices and other competing microprocessors.

     During 1995, the dynamics of the X86 core logic chip set market changed dramatically with Intel, the dominant microprocessor supplier, gaining significant market share in core logic chip sets that work with its microprocessors, as well as motherboards that use the microprocessor and core logic chip sets. By the second half of 1995, Intel dominated the core logic chip set business and VLSI's design wins in this area dropped significantly. This drop is expected to result in a sharp decline in the Company's core logic chip set business in 1996. The Computing Products group is therefore shifting its focus away from standard core logic chip sets and redirecting its expertise to develop and produce custom products for X86 applications.

     See "COMPETITION" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II hereof for recent 1996 developments that will likely reduce VLSI's current market share of the PC chip set market.

     Significant high-end computing customers include AT&T, DEC, Silicon Graphics and Storage Technology.

COMMUNICATIONS PRODUCTS

     This group serves wireless and network customers. Wireless solutions are provided for communications voice and data through the use of baseband signal processing technology developed to support various voice and data standards, the majority of which in 1995 were GSM solutions, and in 1996 are expected to include GSM, PHS, DECT and CDPD solutions. Standard products include GTI2000 (a GSM reference solution), Geode (a CDPD reference solution), RubyII (a communication processor) and Vocoder and Kernal (GSM basebands). The group supports major wireless telephone manufacturers, including Ericsson, Acer and Motorola. Additionally, solutions have been developed for other markets and standards. Wireless revenues are primarily generated in non-U.S. markets; sales to a single OEM, Ericsson, accounted for over 50% of 1995 and 1994 worldwide wireless revenues.

     Network solutions are provided for customers such as Alcatel, Cisco Systems, DSC Communications, NEC and Tellabs in several applications, including digital cross-connect, transmission, networking/internetworking, switching and multiplexing. Certain communications-specific FSB cells have been employed as high-level building blocks and designed to consolidate voice, data, image and video onto single networks and comply with the relevant industry standards that include high complexity analog, digital and memory functions. Specific solutions for major customers include FSB cells for various networking standards, including ATM, T1, E1 and Sonet/SDH.

CONSUMER DIGITAL ENTERTAINMENT PRODUCTS

     This group primarily targets high-volume entertainment-related markets including satellite and cable set-top box, digital video disk, cable modem, and electronic games as well as other miscellaneous industrial applications including manufacturing and robotics. The customer base for the group includes the Allen Bradley Division of Rockwell International, General Instruments, Pioneer, Sagem SAT, Sony and Thomson Consumer Electronic.

     As these products become more sophisticated and interactive, security becomes a critical element of the product. In response to this critical need, VLSI has teamed its secure information technology with these consumer products. Secure information technologies in the form of data encryption strategies are another key area of focus for this group. VLSI also provides commercial applications of technologies developed for military applications, including Geo-Positioning Satellite systems and entertainment applications of graphics technology.

MARKETING AND CUSTOMERS

     The Company primarily uses a direct sales force and commissioned representatives to sell its silicon products and services. VLSI's silicon operations have 27 sales offices (19 in the United States, four in Europe, two in Japan and two in the Asia-Pacific region) as well as 19 Technology Centers (12 in the United States, four in Europe, two in Japan and one in the Asia-Pacific region). The direct sales force is assisted by VLSI engineers located in its Technology Centers.

     The Company's Technology Centers support VLSI's customers by offering a range of design services. These services include system definition, complete logic and circuit design and test program generation. The Technology Centers are staffed by system and integrated circuit designers.

     During each of the years 1995, 1994 and 1993, VLSI's top 20 customers represented approximately two-thirds of the Company's net revenues. Shipments to a single customer in the personal computer business, Apple, accounted for 11% of net revenues in 1995 and 19% in 1993, as compared to less than 10% in 1994. Shipments to Compaq accounted for 22% of net revenues in 1994, as compared to less than 10% in both 1995 and 1993. Due to the expected decline in the Company's X86 chip set business, the Company anticipates a shift in its top 20 customers in 1996 away from the high concentration of personal computer industry companies that was seen in 1995 and in prior years. See also Item 7 of Part II herein, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results."

RESEARCH AND DEVELOPMENT

     The Company's research and development ("R&D") is focused on continued development and improvement of its systems applications expertise, process and packaging technologies, design libraries and its expertise with cell-based and gate array ICs. The Company's R&D expenditures for the years 1995, 1994 and 1993 have shown sequential increases with total expenses of $89.7 million, $78.9 million and $66.4 million, respectively.

     The Company's future success depends on its ability to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. New product development often requires long-term forecasting of market trends, development and implementation of new processes and technologies and substantial capital commitments. For example, the Company invested significant resources in 1993 and 1994 toward developing products for the handheld computer market, which failed to develop as estimated, thereby postponing, if not permanently deferring, the Company's recovery of the cost of these development expenditures. If the Company is unable to design, develop, manufacture and market new products successfully and in a timely manner, its operating results could be adversely affected. No assurance can be given that the Company's product and process development efforts will be successful.

     The Company regards purchased technology as a key component of product development. A few examples include ARM, DSP, Ethernet, Fibre Channel, MPEGII, SSA, power management, communications (including standards such as DECT, CT2, GSM and PHS), signal converters, forward error correction and digital signal processing, which represent key licensed technology. Research and development efforts are ongoing to create products from those technologies and establish them as FSB's for use in ASIC products or for incorporation in ASSPs.

     The Company's process technology development activities in 1995 concentrated on the successful development of a 0.35-micron CMOS process and on the development of software for the EDA market. R&D activities in the packaging area continue to focus on high performance, high pincount advanced packaging solutions and assembly techniques.

     Research and development activities are sometimes augmented through alliances with other companies. Wafer process technology development efforts in 1995 in conjunction with the Company's strategic agreement with Hitachi include integration of 0.35-micron CMOS process and manufacturing methodologies.

     See also "EMPLOYEES" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

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

     Semiconductor manufacturing is also highly capital intensive, and capital costs have tended to significantly increase as geometries have decreased in size. The marketplace has placed an ongoing emphasis on ever-smaller geometries, evidenced by increasing demand for deep sub-micron devices (those geometries under 0.6-micron), requiring the Company to increase its capital investment needs.

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

     In addition to large R&D expenditures required to develop processes for deep sub-micron devices, capital expenditure requirements to manufacture at such small geometries increase rapidly. Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. The Company made significant investments during 1995 into sub-micron manufacturing and expects to continue a high level of investment in this area in the future.

     The majority of the Company's 1995 wafer production utilized a 0.8-micron CMOS process; however, the production of wafers utilizing a 0.6-micron CMOS process increased to approximately 30% of total monthly wafer production by the end of the year.

     The Company has three manufacturing locations. Its San Jose, California plant performs wafer fabrication, probe and final test activities. The Tempe, Arizona site contains design, probe and final test facilities. The San Antonio facility is primarily dedicated to wafer fabrication and includes four modules. Modules A, B and C have been fully facilitized, while VLSI currently anticipates facilitizing Module D during 1996. During 1995, the Company began the process of converting its San Antonio wafer fabrication facility from a predominantly 0.8-micron process to predominantly 0.6-micron and smaller processes. The conversion is expected to be completed in the first half of 1996. This will enable the Company to significantly increase its production capacity at the San Antonio facility in the fourth quarter of 1996 over the fourth quarter of 1995. These conversions, if successfully completed, will increase device volume production and lead to lower overall device costs.

     The building housing the Company's San Jose wafer fabrication facility, which in 1995 accounted for approximately 45% of its total internal wafer production, was purchased by the Company during the first quarter of 1994. In late 1995, the conversion of the Class 10 San Jose facility from a 5-inch wafer process to a

6-inch process was completed. This conversion is expected to increase device production capacity at this facility. The San Jose wafer fabrication facility is located near major earthquake faults and in an area that has in the recent past experienced an extended drought. Additionally, as a 12-year-old fabrication facility, it faces certain technological limitations. Due to the age of the Class 10 San Jose facility and other factors, including ground motion, it is uncertain whether geometries smaller than the 0.8-micron level can ever be profitably manufactured there. To the extent customers and markets served by the Company require advanced process technologies, there are no assurances that the Company will have sufficient demand to fully utilize the San Jose fabrication facility or have ultimate use for its capacity.

     In addition to manufacturing in its own facilities, VLSI has wafer manufacturing arrangements with several foreign companies specializing in subcontract wafer foundry services. These wafer subcontractors are themselves subject to all of the manufacturing risks that are applicable to VLSI's own wafer manufacturing operations. In addition, the Company's foreign subcontract manufacturing arrangements are subject to risks such as changes in government policies, transportation delays, increased tariffs, fluctuations in foreign exchange rates, and export and tax controls. Lengthy or recurring disruptions of operations at either the Company's production facilities or those of its subcontractors for any reason, such as fire or earthquake, could cause significant delays in shipments until the Company could shift the products from an affected facility or subcontractor to another facility.

     The Company subcontracts substantially all of its integrated circuit packaging and approximately 50% of its final testing to third parties. The final tested circuits are then shipped to VLSI's customers or returned to the Company for shipment to customers. Subcontractors include Anam Semiconductor Technology Co. Ltd. in Korea and the Philippines (see Item 13 in Part III hereof). Although the Company has no long-term contractual commitments from these suppliers, the Company believes that these sources of packaging and testing services are relatively reliable given their level of interdependence with the Company and the overall level of availability of worldwide subcontract packaging and testing capacity. Any problems experienced in obtaining acceptable subcontract manufacturing services could delay shipments of the Company's products and affect the Company's results of operations.

     The principal raw materials used by the Company in the manufacture of its products are silicon wafers, processing chemicals and gases and certain precious metals. Subcontractors use ceramic and plastic packages to enclose the devices produced for the Company. Certain raw materials used for the manufacture of ICs are available from a limited number of worldwide suppliers. The Company does not generally depend on long-term fixed-price supply contracts. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If VLSI was unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials. The Company's operations also depend upon a continuing adequate supply of electricity, natural and specialty gases and water.

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

COMPETITION

     The semiconductor industry in general and the markets in which the Company competes in particular are intensely competitive, exhibiting both rapid technological change and ongoing price erosion as technologies mature. Competition in the X86 core logic chip set market, the Company's largest individual market segment, is especially intense and is subject to significant shifts in demand and severe pricing pressures. During the latter portion of 1995 and continuing into 1996, VLSI has experienced significant changes in customer behavior as Intel has become the predominant supplier of PC chip sets. As a result of this competition, VLSI expects significantly reduced market share and, to the extent VLSI elects to continue to compete in the X86 core logic market, expects to do so at reduced sales prices and gross margins.

     The Company competes with large domestic and foreign companies that have substantially greater financial, technical, marketing and management resources than the Company, such as AT&T, Intel, IBM,

LSI Logic, Motorola, NEC, TI and Toshiba. There is no assurance that the Company will be able to compete successfully in the future.

     Competition is primarily based on design capabilities (including both the design tool features and the skills of the design team), quality, delivery time and price. The Company believes that its overall competitive strengths include: a growing expertise in systems applications in specific market segments, its high quality wafer processing technology and fabrication facilities, its experienced engineering staff, test capabilities, cost effectiveness, technical design services offered through its network of Technology Centers and design tools and services, including its proprietary FSB libraries.

     See also "EMPLOYEES" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

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

     COMPASS produces a complete set of tools for all levels of design from VHDL and Verilog down to basic silicon structures. In the top-down design market segment, COMPASS focuses on VHDL and Verilog-based synthesis and test-generation tools, along with services to import custom libraries from various semiconductor vendors to work on the COMPASS toolset. In the physical design software area, COMPASS develops tools for floorplanning, automatic place-and-route, a range of symbolic and polygon-based custom layout tools, and a complete set of physical layout verification tools. In library technology, COMPASS develops a wide range of libraries, memory and datapath compilers. It also develops high-productivity tools to automate the process of library generation.

     COMPASS' R&D efforts are focused on making its array of software technology capable of supporting a wider variety of semiconductor vendor design tools and semiconductor foundry formats. Product development efforts are focused on the design environment requirements imposed by deep sub-micron designs. COMPASS uses a number of different vendors' software tools to develop its own software tools and physical libraries. Vendor changes in those underlying tools in terms of features and functionality, interoperability, licensing and support can influence the focus of certain R&D projects and COMPASS' development strategies. The focus of COMPASS product development is on deep sub-micron physical libraries, the associated physical design software tools, and related EDA tools required by large, complex design projects.

     COMPASS competes with other software vendors in the EDA market for integrated circuit design automation. Competition in the EDA market has come primarily from a few established vendors, such as Cadence Design Systems, Mentor Graphics, Viewlogic Systems and Synopsys. COMPASS pursues cooperative relationships with certain of these EDA companies to provide complementary solutions to the vendors' offerings. Competition is based on such factors as design capabilities (including both the design tool features and the skills of the design team), quality, delivery time and price. The Company believes that a principal competitive strength of COMPASS is its expertise and products for deep sub-micron libraries and physical design. The Company's ability to compete in the EDA market will depend upon the expansion of vendor libraries available for the logic design system and the foundries that can fabricate designs using COMPASS libraries. Such vendor libraries are available from COMPASS as well as other semiconductor vendors, which include Fujitsu, General Electric Corporation Ltd.'s Plessey Division, LG Semicon, Hitachi, Mitsubishi, NEC and Toshiba. Additionally, COMPASS libraries are supported by VLSI, Taiwan Semiconductor Manufactur-ing Company Ltd., Chartered Semiconductor Manufacturing Pte Ltd., European Silicon Structures BV, and other foundries.

     COMPASS uses direct sales, commissioned representatives and distributors to sell its software products. COMPASS' 20 sales offices (14 in the United States, four in Europe, one in Japan and one in the Asia-Pacific region) include its three worldwide development centers. Direct sales represent COMPASS' primary domestic and European distribution channels.

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

                                   EMPLOYEES

     As of December 29, 1995, the Company and its subsidiaries had approximately 3,000 employees worldwide. Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including technical and design personnel. In particular, the Company currently has numerous open positions, specifically in the engineering arena. Any lengthy delays in filling these positions will lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products.

                              PATENTS AND LICENSES

     The Company has filed a number of patent applications and currently holds various patents expiring from 2003 to 2012 covering inventions in areas including computer-aided engineering, semiconductor manufacturing and electronic circuitry. The Company expects to file additional patent applications from time to time, as appropriate. VLSI does not consider the success of its business to be materially dependent on any single patent or group of patents.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have on occasion resulted in protracted and expensive litigation. The Company is currently one of three remaining defendants in a major patent infringement suit brought by TI and currently under appeal by TI (see "Legal Proceedings" in Item 3 of Part I herein).

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. IBM, Motorola and others have individually contacted the Company concerning its alleged use of intellectual property belonging to them. In addition, VLSI has also entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI limited access to third party technology, or to allow third parties limited access to VLSI's technology. Certain of these agreements will require renewal in calendar 1996. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company. Failure to obtain or renew such licenses could result in litigation and the attendant cost and diversion of resources associated therewith. An adverse decision on any such litigation or such material changes could have a material effect on the Company's financial position or results of operations.

                                WORKING CAPITAL

     Information regarding the Company's working capital practices is incorporated herein by reference from Item 7 of Part II hereof under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

                   FINANCIAL INFORMATION BY BUSINESS SEGMENT
                              AND GEOGRAPHIC DATA

     This information is included in Note 9 of Notes to Consolidated Financial Statements, which information is incorporated herein by reference to Item 8 of
Part II hereof.

                              ENVIRONMENTAL ISSUES

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company's San Jose and San Antonio facilities are located near residential areas, which could increase the incidence of environmental complaints or investigations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations could subject VLSI to substantial liability or could cause its manufacturing operations to be suspended, which could have a material adverse effect on the Company's operating results.

ITEM 2.  PROPERTIES

     The Company owns the buildings housing its three manufacturing facilities located in San Jose, California, Tempe, Arizona and San Antonio, Texas and recently acquired ownership of its previously leased headquarters buildings in San Jose. In addition, VLSI (including its subsidiary, COMPASS) has 47 sales offices (33 in the U. S., eight in Europe, three in Japan and three in the Asia-Pacific region) and 19 Technology Centers (12 in the U. S., four in Europe, two in Japan and one in the Asia-Pacific region). The Company's other properties, including some comprising its San Jose campus, are occupied under operating leases that expire on various dates through October 2023 with options to renew in most instances. The Tempe facility is located on land held under a long-term ground lease, which expires in December 2037, while the Company owns the land beneath those San Jose and San Antonio facilities that it owns.

     The Company's San Jose facility, which includes manufacturing, COMPASS, corporate support services such as its computer center, technology development, primary shipping location and major design center, is located near major earthquake faults. Should an earthquake cause an interruption in operations, operating results would be materially adversely affected.

     The San Antonio facility began qualified production in 1989 and is primarily dedicated to wafer fabrication. Module A of four planned modules of class 1 clean room was completed in 1990. Module B was partially facilitized, equipped and used to augment capacity beginning in 1991 with the balance of facilitization completed in 1993. During 1995, Module B was fully equipped and Module C was fully facilitized and minimally equipped, while Module D was partially facilitized.

     The Tempe site contains the research and development resources supporting the PC chip set products for the Computing Products group, test facilities, marketing, sales and Technology Center functions.

     VLSI expanded into new leased facilities adjacent to its San Jose headquarters in each of the last three years ending in 1995. The Company anticipates that the lease of the additional space, along with an option obtained for additional space adjacent to its leased facilities in San Jose, will satisfy the Company's growth needs in the near term.

ITEM 3.  LEGAL PROCEEDINGS

Texas Instruments Litigation

     The Company along with LSI Logic and Cypress Semiconductor (the Company and such other defendants are collectively referred to as the "TI Defendants") are named defendants in a lawsuit filed by TI in 1990 that claims alleged patent infringement.

     TI filed this patent infringement action against the TI Defendants in the United States District Court for the Northern District of Texas seeking damages for alleged past infringement of now expired U.S. Patent Nos. 4,043,027 and 3,716,764. A trial in April 1995 resulted in a May 1995 jury verdict against the Company in the amount of $19.4 million. While in the process of contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. In August 1995, the trial judge issued an order overturning and setting aside the jury verdict and conditionally granting a new trial on the matter in the event that his order is reversed on appeal. TI is pursuing an appeal of the trial judge's order in the United States Court of Appeals for the Federal Circuit and seeks a reversal of that order as well as enhanced damages, pre-judgment interest and attorneys' fees. The Company has not made any adjustments to the $19.4 million charge taken during the second quarter of 1995, pending resolution of this and related intellectual property matters. In the event that TI's appeal is successful and enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and/or attorney's fees are awarded, such a judgment could result in a material reduction in liquidity, as well as an additional adverse impact on the Company's reported results of operations.

Other Patent Matters

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product and process technology rights held by others. An adverse decision on infringement of patents may have a material adverse effect on the Company's financial position or results of operations and may require material changes in production processes or products. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements. See "Patents and Licenses" in Item I of Part I herein.

Other Litigation

     The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1995, which ended December 29, 1995.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning executive officers of the Company who are not also directors is set forth below:

     Mr. John C. Batty, age 41, was elected Vice President and Treasurer in December 1992. Mr. Batty joined the Company in June 1986 as Financial Manager. From April 1989 to April 1991, Mr. Batty was the Tempe, Arizona Site Controller. From April 1991 to December 1992, Mr. Batty was Director, Corporate Financial Planning.


     Mr. Bernd U. Braune, age 40, was named Senior Vice President of Worldwide Sales and Marketing in November 1995. Mr. Braune joined the Company in June 1993 as General Manager and Vice President of European Operations. Prior to joining the Company, Mr. Braune was Managing Director for European operations of NCR Microelectronics, a computing company, from 1987 until 1991 and then Director of Marketing for NCR Central Europe as part of the Global Information Systems Group of AT&T, a computing company, until joining VLSI.


     Mr. Donald L. Ciffone, Jr., age 40, was named Senior Vice President of VLSI Products in November 1995. Mr. Ciffone was elected Vice President and General Manager of the VLSI Product Divisions in August 1992. Mr. Ciffone joined the Company in November 1991 as Vice President, Primary and Emerging Markets Division. From March 1991 until joining the Company, Mr. Ciffone was Director of Marketing for Oasic Technology, an ASIC company. Mr. Ciffone was employed by National Semiconductor Corporation, a semiconductor manufacturer, in various capacities from 1978 until 1991, including as Director of Marketing, ASIC Division immediately prior to his departure.

     Mr. Larry Grant, age 50, joined the Company in January 1996 as Vice President, General Counsel and Secretary. From 1985 until joining VLSI, Mr. Grant was Vice President and General Counsel to Micron Technology, Inc., a semiconductor manufacturer.

     Mr. Gregory K. Hinckley, age 49, was named Senior Vice President in November 1995. Mr. Hinckley was elected Vice President, Finance and Chief Financial Officer of the Company in August 1992 upon joining the Company. From December 1991 until August 1992, he was an independent consultant. From January 1989 until December 1991, Mr. Hinckley was Senior Vice President and Chief Financial Officer of Crowley Maritime Corporation, a U.S. shipping company. Mr. Hinckley is a director of Advanced Molecular Systems and OEC Medical Systems, Inc.

     Mr. Balakrishnan S. Iyer, age 39, joined the Company in April 1993 as Vice President and Controller. From July 1992 until joining VLSI, Mr. Iyer was Corporate Controller for Cypress Semiconductor Corporation, a semiconductor manufacturer. From August 1988 until July 1992, Mr. Iyer was Group Controller at Advanced Micro Devices, Inc., a semiconductor manufacturer.

     Mr. L. Don Maulsby, age 44, was named Group Vice President of the Computing Products Division in November 1995. Prior to that time, he was Vice President and General Manager of the Personal Computer Division from June 1994, and Vice President, Worldwide Sales and Technology Center Operations, from November 1992 until June 1994. Mr. Maulsby joined the Company in 1988 as a Regional Sales Manager. Mr. Maulsby was Area Sales Manager from January 1989 to September 1990. From September 1990 to August 1991, Mr. Maulsby was Vice President, Central U.S. Business Unit; and from August 1991 to November 1992, Vice President, North American Sales and Technology Center Operations.

     Mr. Dieter J. Mezger, age 52, has been President of the Company's subsidiary, COMPASS Design Automation, Inc., since its formation in February 1991. Since July 1990, Mr. Mezger has also been Senior Vice President of the Company. He joined the Company in 1984 as Director and General Manager of the Company's European operations. From December 1988 until March 1991, he was President of VLSI Technology Europe.

     There are no family relationships among the Company's executive officers and directors.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                      1995                        DEC. 29      SEPT. 29     JUNE 30      MAR. 31
------------------------------------------------  --------     --------     --------     --------
Net revenues....................................  $184,311     $188,184     $184,389     $163,035
Gross profit....................................  $ 74,805     $ 75,115     $ 74,583     $ 64,074
Net income......................................  $ 18,266     $ 16,157     $  1,295     $ 10,250
Net income per share............................  $    .38     $    .35     $    .03     $    .26
Market price:(1) High...........................  $ 32 1/4     $ 37 5/8     $ 30 1/8     $18 3/16
                  Low...........................  $ 16 1/4     $26 11/16    $ 16 3/4     $11 11/16

                      1994                        DEC. 30      SEPT. 30      JULY 1      APRIL 1
------------------------------------------------  --------     --------     --------     --------
Net revenues....................................  $149,311     $151,609     $148,048     $138,123
Gross profit....................................  $ 61,107     $ 57,766     $ 60,177     $ 51,183
Net income......................................  $  9,459     $  7,540     $  9,337     $  5,361
Net income per share............................  $    .25     $    .20     $    .25     $    .15
Market price:(1) High...........................  $ 13 1/8     $15 15/16    $ 15 3/8     $     16
                  Low...........................  $ 10 1/2     $     11     $ 12 1/8     $  9 5/8

---------------

(1) The Company's Common Stock is traded on the Nasdaq National Market under the symbol VLSI. The prices per common share represent the highest and lowest closing prices for VLSI's Common Stock in the Nasdaq National Market during each quarter. On February 23, 1996, there were approximately 2,020 stockholders of record. The Company has not paid cash dividends and is currently prohibited from doing so. See Note 2 of Notes to Consolidated Financial Statements.


ITEM 6.  SELECTED FINANCIAL DATA(1)


                                        1995         1994         1993       1992(2)        1991
                                      --------     --------     --------     --------     --------
                                                         (DOLLARS IN THOUSANDS)
Net revenues........................  $719,919     $587,091     $515,946     $428,498     $413,376
Operating income (loss).............  $ 75,382     $ 46,749     $ 27,082     $(19,282)    $ 23,173
Net income (loss)...................  $ 45,968     $ 31,697     $ 15,883     $(32,217)    $  9,873
Net income (loss) per share.........  $   1.05     $    .85     $    .45     $  (1.12)    $    .37
Research and development as a
  percentage of net revenues........      12.5%        13.4%        12.9%        11.8%         9.5%
Capital expenditures................  $203,472     $ 94,446     $ 71,615     $ 40,123     $ 55,432
Cash, cash equivalents and liquid
  investments.......................  $365,581     $103,111     $ 72,636     $ 69,674     $ 48,018
Working capital.....................  $400,097     $138,704     $114,423     $102,149     $ 76,127
Long-term debt and non-current
  capital lease obligations.........  $218,847     $ 96,804     $ 85,855     $ 83,178     $ 92,633
Stockholders' equity................  $530,629     $255,430     $212,508     $185,008     $161,628
Total assets........................  $959,887     $490,216     $412,223     $368,208     $364,018
Employees...........................     2,986        2,728        2,659        2,379        2,315

---------------

(1) Certain prior year amounts previously reported have been reclassified to conform to the 1995 presentation.

(2) Included in operations for the fourth quarter of 1992 is a special charge of $22.5 million related to the deemphasis of older technologies, costs of streamlining sales distribution channels, costs of relocating certain offices, writedowns of non-performing assets and costs associated with intellectual property matters.

     The Company has never paid any cash dividends and is currently prohibited from doing so under the terms of its committed Credit Agreement. See Note 2 of Notes to Consolidated Financial Statements, which information is incorporated herein by reference to Item 8 of Part II hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA") should be read in conjunction with the 1995 Consolidated Financial Statements and Notes thereto in Item 8 of Part II herein.

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this Form 10-K.

OVERVIEW

     VLSI ("the Company") improved its liquidity and financial position during 1995 through the sale of Common Stock, conversion of previously outstanding convertible debt into Common Stock and the issuance of new convertible debt, as well as increased net income on increased net revenues.

     VLSI recorded net income of $46.0 million on net revenues of $719.9 million in 1995, compared to net income of $31.7 million on net revenues of $587.1 million in 1994 and net income of $15.9 million on net revenues of $515.9 million in 1993. Sequentially improved operating results in 1995, 1994 and 1993 reflect gross profit margin improvements on increased shipment volumes.

     VLSI recorded a $19.4 million litigation charge in the second quarter of 1995 upon a jury rendering a verdict in favor of Texas Instruments ("TI") in an intellectual property litigation matter. Subsequently, the trial judge overturned the verdict and TI has appealed. See Note 4 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The Company derives its net revenues from sales of Application-Specific Integrated Circuits ("ASICs") and Application-Specific Standard Products ("ASSPs") through the Company's silicon groups, in the Computing, Communications and Consumer Digital Entertainment Products markets serving Original Equipment Manufacturers ("OEMs"). The Company's subsidiary, COMPASS Design Automation, Inc. ("COMPASS"), sells software and design libraries in the Electronic Design Automation ("EDA") market, which are intended to allow systems and chip designers to automate and standardize the integrated circuit design process.

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Net Revenues.......................................  $719,919     $587,091     $515,946
    Percentage increase over preceding year............        23%          14%          20%

     A key factor to the Company's 1995 net revenue growth was increased demand for products designed for communications devices as the units shipped in that market segment during 1995 doubled from 1994. A major portion of the Company's 1994 net revenue growth was due to an increase in the number of units shipped for communications devices in 1994 over 1993 by approximately two-thirds.

     Net revenues from the personal computer ("PC") market in 1995 were characterized by a substantial increase in units shipped for incorporation into Apple products, partially offset by decreased unit sales of X86 chip sets. The Company realized higher average sales prices on devices for personal computers in 1994 over 1993 through the introduction of portable products and Pentium-compatible chip sets.

     Consumer Digital Entertainment Products revenue increased in 1995 from 1994; however, that increase was not as dramatic as was the increase of 1994 revenues over 1993, which increase was primarily due to significantly greater unit shipments. The focus of this group in the latter portion of 1995 was on research and development and in achieving design wins for products to begin shipment in 1996, which is expected to result in increased revenues in 1996 over 1995 for this group.

     COMPASS net revenues in the EDA market increased in 1995 from 1994 levels, which were above 1993 net revenue results.

     International net revenues (including export sales) increased at a rate consistent with the overall growth in net revenues for the Company in 1995 as well as in 1994, flattening out from the higher-than-overall rate of net revenue growth noted during 1993. International net revenues were approximately 50% of the 1995, 1994 and 1993 total net revenues. Export sales in terms of dollars, primarily to the Asia-Pacific region, decreased slightly in 1995 from 1994 levels, while 1994 was up 28% over 1993 levels, reflecting VLSI's customers' continuing emphasis of manufacturing efforts in the Asia-Pacific region. European net revenues increased 42% in 1995 over 1994, and increased slightly in 1994 over 1993. The growth in European net revenues reflects the location of the major customers for VLSI's communications devices. The slower net growth for 1994 European revenues primarily reflects lower net revenues from the PC marketplace.

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Gross Profits......................................  $288,577     $230,233     $188,172
    Percentage of net revenues.........................        40%          39%          36%

     Gross profits as a percentage of net revenues improved to 40% in 1995, compared to 39% in 1994 and 36% in 1993. Gross profit margin improvement over the three-year period of 1993 through 1995 reflects the implementation of new process technologies that have resulted in shrinking device geometries, efficient use of internal capacity, lower assembly costs, improved yields and improved product mix. The 1995 gross profit margin was affected by certain manufacturing inefficiencies associated with the conversion of the San Jose, California facility to a 6-inch CMOS wafer process and of the San Antonio, Texas facility to 100% sub-0.8-micron CMOS processes. For further discussion of the manufacturing issues, see "Factors Affecting Future Results".

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Operating Expenses.................................  $213,195     $183,484     $161,090
    Percentage of net revenues.........................        30%          31%          31%

     Operating expenses were approximately 30% of net revenues in 1995, and approximately 31% of net revenues in the years 1994 and 1993. The decrease in operating expenses as a percentage of net revenues in 1995 reflects continued decreases in marketing, general and administrative expenses as a percentage of net revenues offset by sequential dollar increases in R&D expenses from 1993 to 1995.


     Increased R&D expenses in 1995 reflect the continuing investment in new products and package and process technologies. These expenditures focus on design environment and process development and development of products for the communications and consumer digital entertainment markets. R&D expenses in 1994 focused on the development of new process technologies in smaller geometries and new devices for the communications and consumer digital entertainment markets and the development of software for the EDA market. R&D expenses in 1993 centered on the development of new products for the handheld, desktop and portable segments of the computing market. Handheld development efforts ceased in 1994 with the termination of the Technology and Manufacturing Agreement with Intel Corporation ("Intel").


     Marketing, general and administrative expenses have increased in amount from 1993 to 1995, while decreasing as a percentage of net revenues. The increase in expenses reflects the Company's ongoing infrastructure investment to support higher manufacturing and revenue levels. The Company's objective is to grow marketing, general and administrative costs at a slower percentage rate than that of net revenues.

     The Company approved the closure of two offices in the Asia-Pacific region during 1994, closed its Tempe, Arizona assembly operations and downsized its R&D efforts in the PC marketplace, primarily related to handheld computing, resulting in charges of $1.4 million in the second half of 1994.

IMPACT OF CHANGES IN VALUES OF FOREIGN CURRENCIES/IMPACT OF INFLATION

     International net revenues comprise approximately 50% of 1995 net revenues. During 1995, the Company changed the functional currency of the majority of its larger European foreign subsidiaries from the local subsidiary currency to U.S. dollar-based currency reflecting the significance of predominantly U.S. dollar-based revenues and cost of sales. Prior to 1995, the Company had designated the local subsidiary currency as the functional currency of each of its foreign subsidiaries. There was no material effect on the consolidated financial statements from this change. See Note 1 of Notes to Consolidated Financial Statements. Substantially all expenditures of foreign subsidiaries, other than cost of sales (which are primarily purchased from the parent company in U.S. dollars), are based in local currency. As a result, fluctuations in currency rates predominantly affect operating expenses. Although the U.S. dollar weakened against the Japanese Yen and major European currencies in 1995 and 1994, thereby negatively impacting operating expenses, the Company had offsetting favorable currency-related results on revenues, resulting in an immaterial net effect on the operations of the Company.

     The Company believes that its financial statements accurately reflect the impact that inflation has, if any, on the results of operations of the Company and considers such impact to be immaterial for all periods presented.

LITIGATION CHARGE

     The litigation charge in 1995 of $19.4 million reflects the current year accrual for the jury award to TI. Litigation expenditures incurred in 1995 for the TI litigation were netted against the litigation reserve taken during 1995 (see Note 4 of Notes to Consolidated Financial Statements). Since VLSI accrued costs associated with the TI litigation in 1995, the Company does not anticipate that the adjudication of the TI litigation will materially increase expenses in 1996, although there can be no assurance of the outcome of any litigation (see "Factors Affecting Future Results").

INTEREST EXPENSE AND OTHER, NET

     Interest expense net of interest income and other expenses, net shows income in 1995, as compared to expense in 1994 and 1993, reflecting reduced interest expense and higher interest income. Interest expense is lower reflecting the capitalization of interest expense associated with increased capital expenditures. Higher interest income reflects higher investment yields on significantly higher cash balances. The higher cash balances are due primarily to the Company's June 1995 public offering of Common Stock and September 1995 offering of Convertible Subordinated Notes. The Company considers incurred foreign exchange gains and losses immaterial in 1995, 1994 and 1993.

PROVISION FOR TAXES ON INCOME

     The 1995 tax provision at 26% of pre-tax income reflects the impact of foreign income taxes in excess of U.S. rates offset by state tax benefits and changes in the tax valuation reserve. The 1994 and 1993 tax provisions at 24% and 23% of pre-tax income, respectively, reflect benefits from prior year credit carryforwards and changes in the tax valuation reserve. The Company eliminated the valuation reserve for U.S. deferred taxes in 1995; however, it continues to reserve foreign deferred tax assets. The Company still has credit and loss carryovers that it has been unable to fully utilize. The Company estimates that its overall effective tax rate will increase in 1996 as the Company, if profitable in 1996, could exhaust its available tax carryforward benefits. The level of future tax rates will be dependent on the overall operating results of the Company, the level of income in certain high-tax rate jurisdictions and the Company's ability to use the tax carryforward benefits.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company must adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") with the commencement of fiscal 1996. Initial adoption of FAS 121 will not have a material effect on the Company's consolidated financial statements.

FACTORS AFFECTING FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     Approximately 46% of the Company's net revenues were derived from the personal computer market in 1995, as compared to 47% in 1994 and 58% in 1993 (with approximately 33%, 37% and 33% of total revenues in the years 1995, 1994 and 1993, respectively, coming from the X86 market). With seven of the Company's top ten 1995 customers operating in the personal computer industry, a deterioration of, or changes in, business conditions in the personal computer industry would have a material adverse effect on VLSI's operations. Revenues for the Company's X86 chip sets as a percentage of total Company revenues in 1995 were below Company expectations. The Company anticipates a sharp reduction in the amount of net revenues derived from the PC market in 1996 reflecting that during the latter part of 1995, the Company did not win new designs at certain major customers, including AST Research, Compaq, Hewlett-Packard and IBM, as a result of pricing that was not considered attractive for the Company to pursue. In addition, VLSI has experienced a dramatic loss of market share as a result of Intel's expansion in scope of its business from microprocessors to motherboards and core logic chip sets. The Company's results in the personal computer market are also dependent in part on the Company's ability to gain early access to new microprocessor architectures being developed by Intel, the dominant microprocessor supplier, and adopted by major OEMs. Intel's withholding of key information of upcoming architectures from core logic chip set suppliers has adversely impacted the Company's ability to respond quickly to new architecture changes. The Company's need to anticipate customer product transitions could lead to potential inventory exposure, which could adversely affect the Company's financial results.

     During each of the years 1995, 1994 and 1993, VLSI's top 20 customers represented approximately two-thirds of the Company's net revenues. Shipments to a single customer in the personal computer business, Apple, accounted for 11% of net revenues in 1995 and 19% in 1993, as compared to less than 10% in 1994. Shipments to Compaq accounted for 22% of net revenues in 1994, as compared to less than 10% in both 1995 and 1993. Due to the expected decline in the Company's X86 chip set business, the Company anticipates a shift in its top 20 customers in 1996 away from the high concentration of personal computer industry companies that was seen in 1995.

     The Company is a sole source of products to many of its customers, which may cause some customers to potentially over-order VLSI products. This could lead to cancellations of certain of those orders by customers when customers perceive that demand and supply are better aligned. As a result of the concentration of the Company's customer base, loss or cancellation of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company's results of operations. In late 1995, Apple announced delays to certain of its products in development, excessive amounts of inventories as well as a downturn in operations. This downturn in Apple's operations resulted in lower than expected VLSI revenues from Apple in the fourth quarter of 1995, which VLSI anticipates will continue into 1996.

     The Company sells its ASSPs under terms and conditions customarily found in the semiconductor industry. Sales of these products are subject to customer cancellation with limited advance notice prior to shipment. Due to the Company's relatively narrow customer base for certain ASSPs and the short product life cycles of such products, the Company could be left with significant inventory exposure, which could have a material adverse effect on the Company's operating results.

     Software net revenues are subject to various factors, including pricing pressure, customers' capital budget approval cycles and limited backlog, which create a high degree of variability from quarter to quarter. Due to the high gross profit margin content of software revenues and the size of certain transactions, such variability can lead to unpredictability of financial and operating results of the Company for any given period. For example, software revenues in the fourth quarter of 1995 were lower than revenues in the third quarter of 1995 and were lower than expected, adversely affecting VLSI's results of operations.

     The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. These product supply and demand fluctuations have historically been characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the previously mentioned additions of manufacturing capacity in large increments. Due to the high fixed costs of the industry, profitability can drop sharply as utilization drops during periods of overcapacity. In addition, competition in the semiconductor industry is intense, particularly in core logic X86 chip sets where Intel has become a major supplier of personal computer chip sets and motherboards. The reduced level of revenues for the X86 chip sets in relation to overall Company revenues could result in unused wafer fabrication capacity, potentially adversely affecting manufacturing performance and increasing the cost of each unit manufactured. To the extent customers and markets served by the Company require advanced process technologies, there are no assurances that the Company will have sufficient demand to fully utilize the San Jose fabrication facility or have ultimate use for its capacity. In March 1996, the Company reduced its work force by four percent as a result of reduced X86 business.

     The Company's products are susceptible to severe pricing pressures and the Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain favorable gross profit margins. Future gross margins will also vary with the general condition of the economy, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities. The Company's COMPASS subsidiary, like other companies in the electronic design automation business, is particularly subject to significant fluctuations in revenues due to limited backlog and its reliance on large orders placed late in quarters.

     During 1995, the semiconductor industry faced capacity constraints in wafer manufacturing, assembly operations and test operations. While the Company operates and maintains its own wafer manufacturing facilities, the Company also relies on three suppliers for a portion of its wafers and on three suppliers for the bulk of its assembly and test operations. With respect to these suppliers, the Company has only one contract for guaranteed capacity. Wafer, assembly and test allocations depend on VLSI's needs, supply availability during periods of changes in capacity shortages and excesses and pricing. Any reduction in allocation from these suppliers could adversely affect the Company's operations.

     Due to the industry-wide manufacturing capacity shortage experienced during 1995, the Company accelerated the expansion and upgrading of its manufacturing capacity. These activities require substantial investments in capital equipment and facilities. Significant lead time is required to acquire and install additional wafer fabrication equipment. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Specifically, the Company has recently completed a program to expand and upgrade its manufacturing facility in San Jose to convert production to a 6-inch CMOS wafer process. Additionally, the Company's San Antonio facility, which is currently using both 0.6-micron and 0.8-micron processes, is being converted to 100% 0.6-micron CMOS process and steps to facilitize and equip the third and fourth modules have begun. In 1995, inefficiencies caused by the work associated with the conversions of the manufacturing facilities had a negative effect on the Company's overall gross profit of approximately $10 million, or 2 percentage points of gross margin. The work effort associated with the changes to these facilities has resulted in lower wafer yields and could cause further disruption to manufacturing output, negatively impacting the Company's revenues and gross profit in 1996. As the Company continues to shift an even greater percentage of its manufacturing to its own facilities (in 1995, VLSI produced approximately 80% of its wafer requirements internally and projects to produce more than 90% of its 1996 wafer requirements internally), any delays, problems or lack of successful completion of the Company's facilities conversion efforts could have a material adverse impact on future operating results.

     The Company's future success depends on its ability to continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. The Company expects to continue to invest in the research and development of new products for all of its market segments in 1996. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and substantial capital commitments. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the markets in question will develop.

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company's San Jose and San Antonio facilities are located near residential areas, which could increase the incidence of environmental complaints or investigations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations could subject it to substantial liability or could cause its manufacturing operations to be suspended, which could have a material adverse effect on the Company's operating results.

     The Company's San Jose facility, which includes manufacturing, COMPASS, corporate support services such as its computer center, technology development, a primary shipping location and a major design center, is located near earthquake faults. Should an earthquake cause an interruption in operations, operating results could be materially adversely affected.

     The status of the Company's pending material legal proceeding is set forth in Note 4 of Notes to Consolidated Financial Statements. The Company cannot accurately predict the final outcome of this matter with TI. As part of its appeal, TI has requested that it be awarded enhanced damages, pre-judgment interest and attorneys' fees. An unfavorable outcome could have an adverse effect on VLSI's future operations and/or liquidity and could be material to any particular quarter's results of operations. Additionally, the ongoing effort of defending the Company against lawsuits utilizes cash and management resources.

LIQUIDITY AND CAPITAL RESOURCES

     VLSI generates cash from operations, debt and equipment financings and sales of its equity and debt securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering and payments of debt and lease obligations.

                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Cash, cash equivalents and liquid investments......  $365,581     $103,111     $ 72,636
    Working capital....................................  $400,097     $138,704     $114,423
    Stockholders' equity...............................  $530,629     $255,430     $212,508

     At December 29, 1995, total cash, cash equivalents and liquid investments increased $262.4 million from the 1994 year-end balance due primarily to the receipt of proceeds from an equity offering late in the second quarter of 1995, proceeds from a convertible debt offering in September 1995, proceeds from the exercise by Intel in August 1995 of its warrant to purchase VLSI Common Stock, and net income, offset by purchases of property, plant and equipment and payments of debt and capital leases during 1995. The balance of liquid investments has increased at December 29, 1995 from December 30, 1994 levels in order to take advantage of higher interest rates for liquid investments. Working capital increased to $400.1 million at December 29, 1995, compared to $138.7 million at December 30, 1994.

     During the year ended December 29, 1995, the Company generated $123.5 million of cash from operations, a 19% increase over the $103.5 million of cash generated from operations for the year ended

December 30, 1994 and a 92% increase over the $64.4 million generated for the year ended December 25, 1993. Accounts receivable were $39.1 million higher at December 29, 1995 than at December 30, 1994, reflecting proportionally higher sales volumes in the latter part of the fourth quarter of 1995. Accounts receivable increased $9.8 million in 1994 compared to 1993, reflecting higher sales volume. Inventory levels have increased $1.2 million from December 30, 1994 levels, reflecting a build-up of products targeted to ASIC products, much in communications, and decreased $1.3 million from inventories at December 25, 1993, which were high due to anticipated demand for standard products in early 1994. Accounts payable and accrued liabilities contributed approximately $60.1 million to cash from operations in 1995 reflecting increased spending levels associated with increases in production volumes and the stock tax benefit associated with the exercise of stock options by employees and the exercise by Intel of its warrant. Accounts payable and accrued liabilities increased in 1994 by $20.3 million over 1993 year-end levels reflecting increases in production volumes and the timing of payments for higher levels of spending for fixed assets, as well as increases in accrued compensation and benefits and other liabilities.

     Cash used for investing activities was $326.7 million for the year ended December 29, 1995, as compared to $43.9 million for the year ended December 30, 1994 and $84.1 million for the year ended December 25, 1993. VLSI invested $203.5 million in property, plant and equipment during 1995 compared to $94.4 million in 1994 and $71.6 million in 1993. Capital additions during 1995, 1994 and 1993 were financed by cash, equipment loans and capital leases. The 1995, 1994 and 1993 investments in property, plant and equipment included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity, while the 1995 expenditures also included facilitization and equipment for modules C and D of the San Antonio facility. The expansion into these available modules was initiated during 1995 in response to considerable capacity constraints affecting the semiconductor industry and VLSI. As part of the 1995 capital purchases, VLSI acquired land and buildings at its San Jose headquarters for approximately $9.6 million. As part of 1994 capital purchases, VLSI acquired the land and buildings associated with the wafer fabrication and test areas at its San Jose headquarters for approximately $6.0 million. In each of the years 1993 through 1995, the Company has expanded office facilities for its growing engineering and support space requirements. The Company expects current facilities will be adequate through 1996. The Company expects to continue to utilize debt and/or lease financing for portions of its future capital expenditures. In January 1996, the Board of Directors of the Company ("Board") authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue those shares at a later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. By the end of January 1996, the Company had repurchased 1.8 million shares at an average per share price of $15.10, and had not yet re-issued any of these shares.

     Cash provided from financing activities was $293.1 million in 1995, compared to cash used for financing activities of $7.9 million in 1994 and $8.5 million in 1993. The change in 1995 from 1994 reflects higher proceeds from the issuance of Common Shares in 1995, the majority of which were proceeds from the Company's June 1995 equity offering (3.4 million shares for net proceeds to the Company of approximately $94 million), the August 1995 exercise by Intel of a warrant for 2.7 million shares (approximately $31 million) and a September 1995 debt offering of $172.5 million of 8.25% Convertible Subordinated Notes due 2005 (for net proceeds of approximately $168 million). Additionally, the Company completed the conversion of its $57.5 million Convertible Subordinated Debentures into Common Shares in August 1995. See Note 2 of Notes to Consolidated Financial Statements. Unused committed credit facilities approximated $52.5 million at February 23, 1996.

                                                             1995        1994        1993
                                                           --------     -------     -------
                                                                     (THOUSANDS)
    Capital expenditures.................................  $203,472     $94,446     $71,615

     VLSI currently estimates that total budgeted capital expenditures for 1996 will approximate $300 million and will include expenditures to facilitize and equip modules C and D of the San Antonio facility and for further increases in 0.6-micron wafer fabrication capability. As VLSI pursues these large projects in ever increasingly complex technologies, more time is needed to bring manufacturing capabilities on-line. Accordingly, VLSI will continue to capitalize interest on the increasing costs of capital projects. Of such planned 1996 capital expenditures, the level of which could change as necessary during the year, VLSI had outstanding commitments for purchases of equipment of approximately $157.2 million at December 29, 1995.

     VLSI believes that its existing cash balances and estimated cash flows from operations will be sufficient to meet its liquidity and capital expenditure needs through 1996. The Company also has a $52.5 million credit facility which is available until it expires in June 1996, or is renewed. The Company does not anticipate difficulties associated with renewing the credit facility on terms no less favorable than its current facility. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, additional equipment financings and offerings of debt or equity securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The chart entitled "Financial Information by Quarter (Unaudited)" contained in Item 5 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

                             VLSI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 29, 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     Consolidated Financial Statements Included in Item 8:


                                                                                        PAGE
                                                                                        -----
Report of Ernst & Young LLP, Independent Auditors.....................................     22
Consolidated Statements of Income for each of the three years in the period ended
  December 29, 1995...................................................................     23
Consolidated Statements of Stockholders' Equity for each of the three years in the
  period ended December 29, 1995......................................................     24
Consolidated Balance Sheets at December 29, 1995 and December 30, 1994................     25
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 29, 1995...................................................................     26
Notes to Consolidated Financial Statements............................................     27
Consent of Ernst & Young LLP, Independent Auditors....................................     44
Schedule for each of the three years in the period ended December 29, 1995 included in
  Item 14(d):
     II Valuation and Qualifying Accounts and Reserves................................     45


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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of VLSI Technology, Inc.

     We have audited the accompanying consolidated balance sheets of VLSI Technology, Inc. as of December 29, 1995 and December 30, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 1995. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VLSI Technology, Inc. at December 29, 1995 and December 30, 1994, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 29, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/  ERNST & YOUNG LLP

                                          --------------------------------------
                                                    ERNST & YOUNG LLP

San Jose, California
January 16, 1996

                             VLSI TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

THREE YEARS ENDED DECEMBER 29, 1995                            1995         1994         1993
-----------------------------------                          --------     --------     --------
Net revenues...............................................  $719,919     $587,091     $515,946
Cost of sales(1)...........................................   431,342      356,858      327,774
                                                             --------     --------     --------
Gross profit...............................................   288,577      230,233      188,172
                                                             --------     --------     --------
Operating expenses:
  Research and development.................................    89,682       78,889       66,439
  Marketing, general and administrative....................   123,513      104,595       94,651
                                                             --------     --------     --------
Operating income...........................................    75,382       46,749       27,082
Litigation charge..........................................   (19,400)          --           --
Interest income and other expenses, net....................    13,985        3,301        1,512
Interest expense...........................................    (8,029)      (8,343)      (8,063)
                                                             --------     --------     --------
Income before provision for taxes on income................    61,938       41,707       20,531
Provision for taxes on income..............................    15,970       10,010        4,648
                                                             --------     --------     --------
Net income.................................................  $ 45,968     $ 31,697     $ 15,883
                                                             ========     ========     ========
Net income per share.......................................  $   1.05     $   0.85     $   0.45
                                                             ========     ========     ========
Weighted average common and common equivalent shares
  outstanding..............................................    43,890       37,446       35,276
                                                             ========     ========     ========

---------------

(1) See Note 8 for related party disclosures.

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                    RETAINED
                                    COMMON SHARES    ADDITIONAL     EARNINGS     STOCKHOLDERS'       TOTAL
  THREE YEARS ENDED DECEMBER 29,    --------------    PAID-IN     (ACCUMULATED       NOTES       STOCKHOLDERS'
               1995                 SHARES   AMOUNT   CAPITAL       DEFICIT)      RECEIVABLE        EQUITY
----------------------------------  ------   -----   ----------   ------------   -------------   -------------
BALANCES AT DECEMBER 26, 1992.....  33,301   $333     $ 209,416     $(24,419)        $(322)        $ 185,008
                                    ------   ----      --------     --------         -----          --------
Issuance of Common Shares under:
  Employee stock purchase plan....     766      8         3,934           --            --             3,942
  Stock option plans..............   1,189     12         5,983           --            --             5,995
Tax benefits related to stock
  plans...........................      --     --         1,680           --            --             1,680
Net income........................      --     --            --       15,883            --            15,883
                                    ------   ----      --------     --------         -----          --------
BALANCES AT DECEMBER 25, 1993.....  35,256    353       221,013       (8,536)         (322)          212,508
                                    ------   ----      --------     --------         -----          --------
Issuance of Common Shares under:
  Employee stock purchase plan....     960     10         6,851           --            --             6,861
  Stock option plans..............     469      4         2,838           --            --             2,842
Tax benefits related to stock
  plans...........................      --     --         1,200           --            --             1,200
Repayment of stockholders' notes
  receivable......................      --     --            --           --           322               322
Net income........................      --     --            --       31,697            --            31,697
                                    ------   ----      --------     --------         -----          --------
BALANCES AT DECEMBER 30, 1994.....  36,685    367       231,902       23,161            --           255,430
                                    ------   ----      --------     --------         -----          --------
Issuance of Common Shares under:
  Public offering.................   3,450     35        93,605           --            --            93,640
  Exercise of warrant by Intel....   2,678     27        31,217           --            --            31,244
  Conversion of long-term debt....   2,614     26        56,476           --            --            56,502
  Employee stock purchase plan....     739      7         8,206           --            --             8,213
  Stock option plans..............   1,028     10         7,018           --            --             7,028
Tax benefits related to stock
  plans and Intel warrant.........      --     --        32,604           --            --            32,604
Net income........................      --     --            --       45,968            --            45,968
                                    ------   ----      --------     --------         -----          --------
BALANCES AT DECEMBER 29, 1995.....  47,194   $472     $ 461,028     $ 69,129         $  --         $ 530,629
                                    ======   ====      ========     ========         =====          ========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     DECEMBER 29,     DECEMBER 30,
                                                                         1995             1994
                                                                     ------------     ------------
                              ASSETS
Current assets:
  Cash and cash equivalents........................................    $183,165         $ 93,310
  Liquid investments...............................................     182,416            9,801
  Accounts receivable, net of allowance for doubtful accounts and
     customer returns of $2,100 ($2,300 in 1994)...................     119,638           80,500
  Inventories:
     Raw materials.................................................       4,683            5,277
     Work-in-process...............................................      47,069           43,123
     Finished goods................................................       9,096           11,296
                                                                       --------         --------
  Total inventories................................................      60,848           59,696
  Deferred and refundable income taxes.............................      47,706           17,963
  Prepaid expenses and other current assets........................       4,362            4,966
                                                                       --------         --------
          Total current assets.....................................     598,135          266,236
                                                                       --------         --------
Property, plant and equipment:
  Land.............................................................      15,372           12,197
  Buildings and leasehold improvements.............................      85,341           67,171
  Machinery and equipment..........................................     456,085          346,268
  Assets leased under capital leases...............................      52,788           63,029
  Construction in progress.........................................      88,627           16,058
                                                                       --------         --------
                                                                        698,213          504,723
  Accumulated depreciation and amortization........................    (346,172)        (285,593)
                                                                       --------         --------
     Net property, plant and equipment.............................     352,041          219,130
Other assets.......................................................       9,711            4,850
                                                                       --------         --------
                                                                       $959,887         $490,216
                                                                       ========         ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable(1)..............................................    $100,099         $ 52,789
  Accrued compensation and benefits................................      24,802           20,512
  Deferred income..................................................       9,067           10,276
  Litigation reserve...............................................      18,543               --
  Other accrued liabilities........................................      36,367           28,439
  Current capital lease obligations................................       1,552            7,882
  Current portion of long-term debt................................       7,608            7,634
                                                                       --------         --------
          Total current liabilities................................     198,038          127,532
                                                                       --------         --------
Non-current capital lease obligations..............................       3,465            5,017
Long-term debt.....................................................     215,382           91,787
Deferred income taxes..............................................      12,373           10,450
Commitments and contingencies
Stockholders' equity:
  Preferred Shares, $.01 par value; 2,000 shares authorized........          --               --
  Common Stock, $.01 par value; 99,000 shares authorized (54,000 in
     1994), 47,194 shares issued and outstanding (36,685 in
     1994).........................................................         472              367
  Junior Common Stock, $.01 par value; 1,000 shares authorized.....          --               --
  Additional paid-in capital.......................................     461,028          231,902
  Retained earnings................................................      69,129           23,161
                                                                       --------         --------
          Total stockholders' equity...............................     530,629          255,430
                                                                       --------         --------
                                                                       $959,887         $490,216
                                                                       ========         ========

---------------

(1) See Note 8 for related party disclosures.

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

            THREE YEARS ENDED DECEMBER 29, 1995                1995         1994         1993
-----------------------------------------------------------  --------     --------     --------
Increase (decrease) in cash and cash equivalents
Operating activities:
  Net income...............................................  $ 45,968     $ 31,697     $ 15,883
  Adjustments to reconcile net income to cash generated
     by operations:
     Litigation charge.....................................    19,400           --           --
     Depreciation and amortization.........................    73,683       61,761       49,500
     Deferred income taxes.................................   (22,537)       4,613        5,837
     Changes in operating assets and liabilities:
       Accounts receivable.................................   (39,137)      (9,834)       2,826
       Inventories.........................................    (1,152)       2,416      (10,397)
       Refundable income taxes.............................    (5,283)      (5,997)     (11,966)
       Accounts payable, accrued liabilities and deferred
          income...........................................    60,101       20,283       10,984
       Other...............................................    (7,513)      (1,400)       1,748
                                                             --------     --------     --------
          Cash generated by operations.....................   123,530      103,539       64,415
                                                             --------     --------     --------
Investing activities:
  Purchases of liquid investments..........................  (329,198)     (64,570)     (53,109)
  Proceeds from maturities of liquid investments...........   156,633       85,870       22,009
  Purchases of property, plant and equipment...............  (153,573)     (64,622)     (51,824)
  Other....................................................      (600)        (550)      (1,145)
                                                             --------     --------     --------
          Net cash flow used for investing activities......  (326,738)     (43,872)     (84,069)
                                                             --------     --------     --------
Financing activities:
  Payments on debt and capital lease obligations...........   (18,790)     (17,965)     (18,421)
  Issuance of long-term debt...............................   172,500           --           --
  Conversion of long-term debt to equity...................      (845)          --           --
  Issuance of Common Shares, net of issuance costs.........   140,198       10,072        9,937
                                                             --------     --------     --------
          Net cash flow provided by (used for) financing
            activities.....................................   293,063       (7,893)      (8,484)
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......    89,855       51,774      (28,138)
Cash and cash equivalents, beginning of period.............    93,310       41,536       69,674
                                                             --------     --------     --------
Cash and cash equivalents, end of period...................  $183,165     $ 93,310     $ 41,536
                                                             ========     ========     ========
Supplemental disclosure:
  Cash outflows for property, plant and equipment..........  $153,573     $ 64,622     $ 51,824
     Add: Secured equipment loans..........................    19,341       26,072       11,651
     Add: Capital lease obligations incurred...............        --        3,752        8,140
     Add: Accrued property, plant and equipment
          additions........................................    30,558           --           --
                                                             --------     --------     --------
          Property, plant and equipment additions..........  $203,472     $ 94,446     $ 71,615
                                                             ========     ========     ========
  Interest paid............................................  $  8,732     $  8,100     $  8,319
  Income taxes paid, net...................................  $  6,533     $  9,615     $  3,889
                                                             ========     ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 29, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION. The consolidated financial statements include the accounts of VLSI Technology, Inc. ("VLSI" or the "Company") and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     FISCAL YEAR. In 1994, the Company changed its fiscal year to end on the last Friday in December, in years prior to 1994, the Company's fiscal year ended on the last Saturday in December. Fiscal years 1995, 1994 and 1993 ended December 29, 30 and 25, respectively. Fiscal year 1994 consisted of 53 weeks, while all other years presented herein consisted of 52 weeks.

     CASH EQUIVALENTS AND LIQUID INVESTMENTS. Cash equivalents reflect highly liquid short-term investments with maturities at date of purchase of three months or less. These investments are readily convertible to known amounts of cash, while investments with maturities of between three and twelve months are considered liquid investments.

     CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject VLSI to concentration of credit risk consist principally of cash equivalents, liquid investments and trade receivables. VLSI invests cash through high-credit-quality financial institutions. A majority of VLSI's trade receivables are derived from sales to manufacturers of computer systems, with the remainder spread across various other industries. Management believes that any risk of accounting loss is reduced due to the diversity of its products, end customers and geographic sales areas. VLSI performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

     INVENTORIES. Inventories are stated at the lower of cost or market. Cost is computed on a semi-annual adjusted standard basis (which approximates average cost on a FIFO basis); market is based upon estimated net realizable value. The valuation of inventory at the lower of cost or market requires the use of estimates as to the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, given that orders, particularly of core logic and cellular handset chip sets, are subject to cancellation with limited advance notice prior to shipment. In most instances, inventory is reserved if the units in inventory exceed six months of estimated demand for that product. As a considerable portion of the Company's sales are to the personal computer and cellular handset markets, it is reasonably possible that the recoverability of VLSI's investment in inventory associated with these markets will change in the near term. No estimate can be made of a range of amounts of customer cancellations that would materially affect the consolidated financial statements.

     PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes. Assets leased under capitalized leases are recorded at the present value of the lease obligations and amortized on a straight-line basis over the lease term. The valuation of property, plant and equipment at depreciated cost requires use of estimates as to the estimated useful lives and salvage value of these assets. As the Company competes in an industry that relies on rapidly changing technology and manufacturing developments, the actual useful lives and salvage values may eventually prove to be lower than those estimated. No estimate can be made of a range of amounts of loss that are reasonably possible should actuals prove lower than estimated.

     REVENUES. Revenues from silicon product sales to customers are recognized upon shipment.

     Revenues associated with software system sales and software licenses are generally recognized at the time of shipment. Postcontract customer support revenues are recognized ratably over the term of the related agreements. Training and consulting revenues are recognized as the related services are performed.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

     Revenues relating to the licensing of technology are generally recognized when the significant contractual obligations have been fulfilled and the fees are billable.

     TRANSLATION OF FOREIGN CURRENCIES. During 1995, the Company changed the functional currency of the majority of its larger foreign subsidiaries from the local subsidiary currency to U.S. dollar-based currency. Results from foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Net foreign currency transaction losses included in interest income and other expenses, net, were not material in 1995, 1994 and 1993. Foreign translation gains and losses and the effect of foreign currency exchange rate fluctuations on cash flows in all years have not been material.

     FOREIGN EXCHANGE CONTRACTS. The Company's policy is to hedge all material monetary assets, liabilities and commitments denominated in currencies other than the functional currency of the Company's subsidiaries. This activity is primarily performed using forward contracts. This policy of hedging is intended to minimize the effect of fluctuating foreign currencies on reported income on a going-forward basis. No high correlation hedging activities are performed, as all currency risks are hedged with instruments using the same currency. The forward contracts qualify as hedges for financial reporting purposes and, accordingly, are reported at market value with gains and losses on such hedges included in other current assets or accrued liabilities and offset against foreign exchange gains or losses on the exposures hedged. The forward contracts position at December 29, 1995 relates to hedging foreign currency net asset and liability positions as well as purchase orders and consists of foreign exchange forward contracts to sell $25.8 million in foreign currency and buy $23.0 million in foreign currency. These contracts, which matured through January 1996, were with major international financial institutions resulting in a net gain of $0.8 million on the forward contracts hedging foreign currency net asset and liability positions and a $0.6 million deferred loss on the forward contracts hedging purchase orders. The deferred loss is to be included in the cost of the items to be acquired. The realized gain on the contracts substantially equaled the offsetting loss of the underlying exposure.

     FAIR VALUE DISCLOSURES. The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies:

        Cash, cash equivalents and liquid investments -- The carrying amounts of these items are their fair values.

          Debt (See Note 2) -- Quoted market prices of the Company's convertible debt are currently available. Interest rates that are currently available to the Company for issuance of debt similar to existing secured equipment loans are used to estimate the fair value of remaining maturities of existing secured equipment loans.

          Foreign currency contracts -- The estimated fair value of foreign currency contracts is based on quoted market prices obtained from dealers.

     The carrying amount and fair value of the Company's financial instruments at December 29, 1995 and December 30, 1994 are as follows:

                                                                     CARRYING       FAIR
                                 1995                                 AMOUNT       VALUE
    ---------------------------------------------------------------  --------     --------
                                                                          (THOUSANDS)
    Cash and cash equivalents......................................  $183,165     $183,165
    Liquid investments.............................................  $182,416     $182,416
    Short-term debt................................................  $  7,608     $  7,919
    Long-term debt.................................................  $215,382     $202,795
    Foreign currency contracts.....................................  $     --     $    149

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

                                                                     CARRYING       FAIR
                                 1994                                 AMOUNT       VALUE
    ---------------------------------------------------------------  --------     --------
                                                                          (THOUSANDS)
    Cash and cash equivalents......................................  $ 93,310     $ 93,310
    Liquid investments.............................................  $  9,801     $  9,801
    Short-term debt................................................  $  7,634     $  7,213
    Long-term debt.................................................  $ 91,787     $ 81,582
    Foreign currency contracts.....................................  $     --     $    187

     The fair value estimates presented are based on pertinent information available to management as of December 29, 1995 and December 30, 1994, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such dates, and current estimates of fair value may differ significantly from the amounts presented.

     The Company classifies liquid investments as available-for-sale or held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date in accordance with the nature of the securities and the intent and investment goals of the Company. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Marketable equity securities, and debt securities not classified as held-to-maturity, are classified as available-for-sale and reported at fair value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in equity until their disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     All liquid investments at December 29, 1995 are classified as available-for-sale securities. Such investments, which mature through June 1996, are categorized in the following table.

                                                                  GROSS UNREALIZED
                                                    AMORTIZED     ----------------     ESTIMATED
                                                      COST        GAINS     LOSSES     FAIR VALUE
                                                    ---------     -----     ------     ----------
                                                                     (THOUSANDS)
    Cash equivalents:
    Commercial paper..............................  $  90,533      $10       $  2       $  90,541
    EuroDollar time deposits......................     23,265        2         --          23,267
    Governmental securities.......................     10,054        1         --          10,055
    Money market funds............................     39,085       --         --          39,085
    Other.........................................      5,000       --         26           4,974
    Liquid investments:
    Commercial paper..............................    157,632       51         --         157,683
    Governmental securities.......................      4,912       --         --           4,912
    Medium-term notes.............................     14,999       --         --          14,999
    Treasury notes................................      4,822       --         --           4,822
                                                     --------      ---        ---        --------
    Total.........................................  $ 350,302      $64       $ 28       $ 350,338
                                                     ========      ===        ===        ========

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

     All investments at December 30, 1994 were classified as available-for-sale securities. Such investments, which matured through April 1995, are categorized in the following table.

                                                                   GROSS UNREALIZED
                                                     AMORTIZED     ----------------     ESTIMATED
                                                       COST        GAINS     LOSSES     FAIR VALUE
                                                     ---------     -----     ------     ----------
                                                                      (THOUSANDS)
    Cash equivalents:
    Commercial paper...............................   $61,814       $10       $ 59       $ 61,765
    EuroDollar time deposits.......................     6,000         1         --          6,001
    Money market funds.............................    13,357        --         --         13,357
    Liquid investments -- Commercial paper.........     9,800         2          1          9,801
                                                      -------       ---        ---        -------
    Total..........................................   $90,971       $13       $ 60       $ 90,924
                                                      =======       ===        ===        =======

     There were no gains or losses realized on sales of available-for-sale securities during 1995. Unrealized holding losses on available-for-sale securities included in stockholders' equity in 1995 and 1994 were immaterial.

     CAPITALIZED INTEREST. Of total interest expenditures in 1995 and 1994 of $12.3 million and $8.7 million, respectively, the Company capitalized $4.3 million and $0.4 million. Amounts subject to capitalization in prior years were not material.

     STOCK-BASED COMPENSATION. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, accordingly, recognizes no compensation expense for the stock option grants.

     NET INCOME PER SHARE. Net income per share is computed using the weighted average number of shares of outstanding Common Stock and dilutive common equivalent shares -- shares issuable under the stock option plans and through late August 1995 a warrant held by Intel Corporation ("Intel"). Fully diluted earnings per share have not been presented, because the amounts are not materially different.

     USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECLASSIFICATIONS. Certain prior year amounts previously reported have been reclassified to conform to the 1995 presentation.

     NEW ACCOUNTING PRONOUNCEMENTS. The Company must adopt Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") with the commencement of fiscal 1996. Initial adoption of FAS 121 will not have a material effect on the Company's consolidated financial statements. The Company has elected to adopt the disclosure requirements of FAS 123 rather than the accounting requirements of FAS 123.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

2.  LONG-TERM DEBT

     Total debt at December 29, 1995 and December 30, 1994 consists of the following:

                                                                        1995        1994
                                                                      --------     -------
                                                                          (THOUSANDS)
    Secured equipment loans, with interest at various rates (8.1% to
      10.6%; 9.1% weighted average at December 29, 1995), due
      through August 2002...........................................  $ 50,490     $41,921
    7% Convertible Subordinated Debentures, due 2012................        --      57,500
    8.25% Convertible Subordinated Notes, due 2005..................   172,500          --
                                                                      --------     -------
    Total debt......................................................   222,990      99,421
    Less current portion............................................     7,608       7,634
                                                                      --------     -------
    Long-term portion...............................................  $215,382     $91,787
                                                                      ========     =======

     The Company has a two-year committed Credit Agreement (the "Credit Agreement") with a syndicate of banks providing for borrowings of up to $52.5 million at various rates of interest that expires June 7, 1996. The Credit Agreement has various covenants that preclude the Company from, among other things, paying cash dividends and also places certain other limits on the Company. The Company is required to maintain certain financial ratios as defined in the Credit Agreement. The Credit Agreement also calls for a variable limit on the Company's dollar amount of capital spending. Annual commitment fees, which the Company believes are immaterial, are charged on the unused portion of the committed credit amount. There are no compensating balance requirements. Borrowings outstanding under the Credit Agreement are unsecured. At December 29, 1995 and December 30, 1994, the Company had no outstanding borrowings on the Credit Agreement.

     Interest on short-term borrowing facilities was based on market rates. Interest on long-term borrowing facilities is generally payable quarterly at contractual rates based on U.S. Treasury securities. Certain secured equipment loans require adherence to certain financial covenants, one of which prohibits payment of cash dividends.

     In July 1995, the Company called for redemption of the 7% Convertible Subordinated Debentures due 2012 ("Debentures"). Of the $57,500,000 in principal amount of Debentures, $57,364,000 were converted into 2,607,359 shares of the Company's Common Stock. The Debentures not converted, which amounted to $136,000, were redeemed by the Company at a price of $1,032.86 for each $1,000 in principal amount of Debentures redeemed. This resulted in the issuance of 6,181 shares of the Company's Common Stock under an underwritten call agreement that the Company had entered into with Bear, Stearns & Co. Inc. and Hambrecht & Quist LLC.

     In September 1995, the Company completed the public offering of an aggregate of $172.5 million of 8.25% Convertible Subordinated Notes ("Notes") due 2005, for net proceeds of approximately $168 million. Interest on the Notes is payable on April 1 and October 1 of each year commencing April 1, 1996. The Notes are convertible into shares of VLSI Common Stock at any time on or before the close of business on the last trading day prior to maturity, unless previously redeemed, at a conversion price of $54.80 per share, subject to adjustment in certain events. The Notes are redeemable, in whole or in part, at the option of the Company, upon at least 15 days' notice, at any time on or after October 3, 1997, at redemption prices starting at 103.3% and at diminishing prices thereafter, plus accrued interest, except that the Notes may not be redeemed prior to October 3, 1999 unless the closing price of the Common Stock is at least 125% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the notice of redemption. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Debt of the Company (as defined). The Company expects from time to time to incur

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

indebtedness constituting Senior Debt. Additionally, the terms of the Company's existing Credit Agreement prohibit the Company from repaying any Notes prior to maturity.

     Maturities of debt are as follows: 1996 -- $7.6 million, 1997 -- $7.8 million, 1998 -- $7.9 million, 1999 -- $8.4 million, 2000 -- $9.0 million and thereafter (starting in 2001) -- $182.3 million.

3. LEASES AND OTHER COMMITMENTS

     Obligations under capital leases represent the present value of future minimum rental payments under various agreements to lease manufacturing equipment. The Company has options to purchase leased assets at the end of the lease terms for their fair market values or at stipulated values up to 30% of original cost. Accumulated amortization of these leased assets was $50.2 million and $54.6 million at December 29, 1995 and December 30, 1994, respectively.

     The Company rents certain equipment and manufacturing and office facilities under operating lease agreements that expire through 2037 and contain renewal options and provisions adjusting the lease payments, based upon changes in the Consumer Price Index or in fixed increments. VLSI is generally responsible for taxes, insurance and utilities under these leases.

     Future minimum lease payments under capital leases, together with the present value of those payments and the aggregate annual rental commitments under noncancelable operating leases as of December 29, 1995, are shown as follows:

                                                                       CAPITAL     OPERATING
                          YEAR ENDING DECEMBER                         LEASES       LEASES
    -----------------------------------------------------------------  -------     ---------
                                                                            (THOUSANDS)
    1996.............................................................  $ 1,967      $ 8,946
    1997.............................................................    1,425        8,635
    1998.............................................................    1,552        7,814
    1999.............................................................    1,022        6,088
    2000.............................................................       --        4,970
    2001 and thereafter..............................................       --       21,944
                                                                        ------      -------
    Total minimum lease payments.....................................  $ 5,966      $58,397
                                                                                    =======
    Less amount representing interest................................     (949)
                                                                        ------
    Present value of future minimum lease payments...................  $ 5,017
                                                                        ======

     Rental expense was approximately $10.2 million in 1995 ($9.0 million in 1994 and $11.3 million in 1993).

     OTHER COMMITMENTS. The Company has commitments for the purchase of equipment totaling approximately $157.2 million at December 29, 1995, as well as various other long-term committed contracts.

4. LITIGATION AND CONTINGENCIES

     In 1990, patent infringement claims were filed by Texas Instruments ("TI") against the Company and four other defendants with the International Trade Commission ("ITC") and the U.S. District Court for the Northern District of Texas, Dallas Division ("District Court"), seeking to preclude importation into the U.S. of, and an injunction against the sale and/or manufacture of, parts using the allegedly protected process and seeking unspecified damages, respectively. During 1991, the Company developed an alternate process and discontinued use of the allegedly protected process. In February 1992, the ITC determined that the Company infringed the original patented process, but found the alternate process to be non-infringing. The Court of

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

Appeals, for the Federal Circuit, affirmed the ITC decision in 1993. The U.S. District Court proceedings resulted in a May 1995 jury verdict against the Company for damages of $19.4 million. Although the Company was in the process of contesting the verdict at the trial court level, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. In August 1995, the trial judge issued an order overturning and setting aside the jury verdict and conditionally granting a new trial on the matter in the event that his order is reversed on appeal. TI has filed a notice of appeal and will seek a reversal of the trial judge's order as well as enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and attorneys' fees. The Company intends to continue to vigorously defend itself against the TI claims throughout the appeals process. The Company has retained the $19.4 million charge taken during the second quarter of 1995, pending resolution of this and related intellectual property matters. The litigation charge is shown as a separate liability on the balance sheet, net of TI litigation expenditures incurred during 1995.

     While the final outcome of this matter is currently not determinable, management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated financial position or results of operations. However, should the ultimate outcome of this matter be unfavorable, VLSI may be required to pay damages and other expenses.

     In addition, in the normal course of business, the Company receives and makes inquiries with regard to other possible patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

5. STOCKHOLDERS' EQUITY

     The Company's amended certificate of incorporation authorizes 102,000,000 shares of Capital Stock for issuance, 100,000,000 shares of which are designated Common Shares and 2,000,000 shares of which are designated Preferred Shares. The Common Shares are authorized to be issued in series, with the first series designated Common Stock and consisting of 99,000,000 shares. All other series of Common Shares (other than Common Stock) are designated, as a group, Junior Common Stock and consist of 1,000,000 shares. The Board of Directors ("Board") has the authority to issue the Preferred Shares and the Common Shares (other than Common Stock) in series, the rights, preferences and privileges of which can be determined by the Board without stockholder approval.

     In June 1995, the Company completed the public offering of an aggregate of 3,450,000 shares of its Common Stock at a price to the public of $28.625 per share, for net proceeds to the Company of approximately $94 million.

     In January 1996, the Board authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue those shares at a later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. By the end of January 1996, the Company had repurchased 1.8 million shares at an average per share price of $15.10, and had not yet re-issued any of these shares.

     INTEL AGREEMENTS. In the third quarter of 1992, VLSI and Intel entered into two related agreements. On July 8, 1992, VLSI and Intel entered into a Technology and Manufacturing Agreement ("Technology Agreement"), and on August 25, 1992, pursuant to the Intel/VLSI Stock and Warrant Purchase Agreement ("Equity Agreement") also entered into on July 8, 1992, Intel invested $50 million in VLSI to acquire 5,355,207 shares of the Company's Common Stock ("Intel Shares") plus a warrant ("Warrant") to purchase an additional 2,677,604 shares of the Company's Common Stock ("Warrant Shares") at $11.69 per share. In addition, pursuant to the Technology Agreement, the two companies were working together to manufacture -- with VLSI responsible for designing, marketing and selling -- chips that would enable manufacturers to build handheld computers on the standardized system platform to be developed by the companies. The development

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

efforts were completed in 1994; however, the market for handheld computers developed more slowly than originally anticipated. As a result, in November 1994, the Company and Intel terminated the Technology Agreement, and in January and February 1995, Intel sold all of the Intel Shares. In August 1995, Intel exercised its Warrant, resulting in net proceeds to the Company of approximately $31 million.

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

     STOCKHOLDERS' RIGHTS PLAN. In August 1992, the Board approved the adoption of the First Amended and Restated Rights Agreement ("Restated Rights Agreement"), which replaces the Common Shares Rights Agreement dated as of November 7, 1989 ("Prior Rights Agreement") and amends the outstanding rights issued pursuant to the Prior Rights Agreement ("Rights"). Among other things, the Restated Rights Agreement provides that each Right will now relate to a fraction of a share of Series A Participating Preferred Stock of the Company (a "Unit"), which is economically equivalent to one share of Common Stock. On August 24, 1992, the Board further amended the Restated Rights Agreement for the purpose of excepting certain transactions contemplated by the Equity Agreement between the Company and Intel from operation of the Restated Rights Agreement. The Rights can be transferred or exercised (initially at a price of $45 per Unit) only upon the occurrence of certain events involving substantial transfers of ownership of Common Shares. The Rights are redeemable, in whole but not in part, at VLSI's option at $.01 per Right, at any time prior to becoming exercisable and in certain other circumstances. The Rights expire no later than November 7, 1999.

     DIRECTORS' STOCK OPTION PLAN. Under the Directors' Stock Option Plan, which expires in 2001, options having ten-year terms are automatically granted annually to non-employee directors. At December 29, 1995, non-employee directors held options to purchase 115,000 shares of Common Stock at exercise prices ranging from $6.75 to $14.25 per share, of which 65,000 were exercisable. In addition, 160,000 shares were available for future grant under this Plan.

     EMPLOYEE STOCK PURCHASE PLAN. Under VLSI's Employee Stock Purchase Plan, qualified employees are entitled to purchase shares of Common Stock at 85% of the fair market value at certain specified dates. Of the 9,000,000 shares authorized to be issued under this Plan, 6,816,094 shares have been issued through December 29, 1995.

     STOCK OPTION PLANS. Employees and consultants may be granted options to purchase shares of VLSI's Common Stock, as well as certain other awards, under the Company's 1992 Stock Plan. Additionally, employees and consultants may exercise options to purchase shares of VLSI Common Stock previously granted under the 1982 Incentive Stock Option Plan. No new options may be granted under the 1982 Incentive Stock Option Plan. Options granted under these Plans may either be "incentive stock options" or "nonstatutory" options. All outstanding options have exercise prices equal to the fair market value on the date of grant. Generally, outstanding options expire ten years from date of grant and become exercisable at a rate of 25% per year from date of grant. At December 29, 1995, 1,087,626 shares were available for grant under the 1992 Stock Plan. This Plan expires in 2002. The Board has authorized an increase of 5,000,000 shares under this Plan, subject to stockholder approval. The Board has also amended this Plan to limit the total number of shares that may be granted under the Plan to any one individual to 500,000 shares per annum for both new and existing employees.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

     Additional information relative to the Plans is as follows:

                                                                           OUTSTANDING OPTIONS
                                                                         -----------------------
                                                                         NUMBER OF     AGGREGATE
                                                                          SHARES         PRICE
                                                                         ---------     ---------
                                                                               (THOUSANDS)
Outstanding number of options at:
  December 30, 1994....................................................    3,788        $29,972
  December 29, 1995....................................................    4,201        $55,446
Options exercisable at:
  December 30, 1994....................................................    1,779        $10,478
  December 29, 1995....................................................    1,492        $10,314

     During 1995, VLSI recorded a tax benefit related to options exercised under the Plans, resulting in a $10,250,000 increase in stockholders' equity ($1,200,000 in 1994 and $1,680,000 in 1993).

6. EMPLOYEE BENEFIT PLANS

     The Company accrued approximately $7.6 million, $5.0 million and $3.8 million in 1995, 1994 and 1993, respectively, for its Employee Profit Sharing Plan, Executive Performance Incentive Plan and Performance Recognition Plan. The Company's contribution expenses associated with its 401(k) plan were approximately $1.4 million, $0.6 million and $0.5 million in 1995, 1994 and 1993, respectively.

7. INCOME TAXES

     The provision for taxes on income is as follows:

                                                                  YEAR ENDED DECEMBER
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                      (THOUSANDS)
    Federal:
      Current.............................................  $22,758     $ 6,933     $ 4,464
      Deferred............................................   (8,600)     (1,468)     (2,400)
                                                            -------     -------     -------
                                                             14,158       5,465       2,064
    State:
      Current.............................................    1,292         970         295
      Deferred............................................   (3,004)         --          --
                                                            -------     -------     -------
                                                             (1,712)        970         295
    Foreign:
      Current.............................................    3,629       3,265       2,441
      Deferred............................................     (105)        310        (152)
                                                            -------     -------     -------
                                                              3,524       3,575       2,289
                                                            -------     -------     -------
         Total............................................  $15,970     $10,010     $ 4,648
                                                            =======     =======     =======

     Pre-tax income from foreign operations was $9.6 million, $4.5 million and $1.2 million in 1995, 1994 and 1993, respectively.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

     The provision for taxes reconciles with the amount computed by applying the U.S. statutory rate to income before provision for taxes as follows:

                                                                  YEAR ENDED DECEMBER
                                                            -------------------------------
                                                             1995        1994        1993
                                                            -------     -------     -------
                                                                      (THOUSANDS)
    Income before provision for taxes.....................  $61,938     $41,707     $20,531
    U.S. statutory rates..................................       35%         35%         35%
    Computed expected tax.................................   21,678      14,597       7,186
    R&D and investment tax credits........................      (67)     (5,048)     (4,572)
    Change in valuation allowance.........................   (8,325)     (1,252)        260
    State taxes, net of federal benefits..................   (2,164)        631         192
    Foreign income taxes in excess of U.S. statutory
      rates...............................................    4,605          --          --
    Foreign withholding taxes.............................       --          --         658
    Unbenefited foreign loss..............................      243       1,326       1,059
    Other, net............................................       --        (244)       (135)
                                                            -------     -------     -------
    Provision for taxes on income.........................  $15,970     $10,010     $ 4,648
                                                            -------     -------     -------
    Total effective tax rate..............................     25.8%       24.0%       22.6%
                                                            =======     =======     =======

     Deferred income taxes reflect tax credits and loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                YEAR ENDED DECEMBER
                                                         ----------------------------------
                                                           1995         1994         1993
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Deferred tax liabilities:
      Depreciation and amortization expense............  $(12,373)    $(10,450)    $ (9,230)
      Other............................................        --          (93)        (399)
                                                         --------     --------     --------
         Total deferred tax liabilities................   (12,373)     (10,543)      (9,629)
                                                         --------     --------     --------
    Deferred tax assets:
      Tax credit and loss carryforwards................    17,228       11,589       14,196
      Litigation and other reserves....................    16,750        9,522        9,228
      Inventory reserves and adjustment................    10,203       10,492        6,080
      Warranty and deferred revenues...................     2,660        2,851        5,485
                                                         --------     --------     --------
         Total deferred tax assets.....................    46,841       34,454       34,989
                                                         --------     --------     --------
    Valuation allowance for deferred tax assets........    (4,419)     (18,309)     (20,828)
                                                         --------     --------     --------
         Net deferred taxes............................  $ 30,049     $  5,602     $  4,532
                                                         ========     ========     ========

     In accordance with Financial Accounting Standards No. 109, the Company has recorded net deferred tax assets totaling $30.0 million as of December 29, 1995 reflecting the benefit of credit and loss carryforwards, and other temporary differences. The credit and loss carryforwards expire in various years between 1998 and 2010. Realization of the benefits is dependent on generating sufficient U.S. taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

     For U.S. tax purposes, at December 29, 1995, VLSI had general business and alternative minimum tax credit carryforwards of approximately $9.9 million. Foreign subsidiaries have tax loss carryforwards of approximately $8.7 million. Such credit and loss carryforwards expire in various years beginning in 1998. The Company's federal income tax returns have been examined by the Internal Revenue Service ("IRS") for all years through 1990. All issues have been resolved with no material effect, and the IRS has closed those years. Certain foreign subsidiaries have accumulated earnings of $15.2 million, on which no U.S. deferred taxes have been provided. There is no intention to distribute these earnings. If distributed, there would be minimal incremental income taxes.

8.  RELATED PARTIES

     As of December 30, 1994, VLSI had received advances of $5.5 million from Intel in accordance with the Technology Agreement, of which $3.3 million and $2.2 million was amortized to income in 1994 and 1993, respectively, in accordance with the terms of the Technology Agreement.

     VLSI purchased $42.6 million, $27.6 million and $38.1 million in 1995, 1994 and 1993, respectively, of production, assembly and test services from a company with whom a director of the Company is affiliated. Outstanding amounts payable to that company were $4.3 million and $1.9 million in 1995 and 1994, respectively. Such company, which provides production, assembly and test services, is one of three primary suppliers that provide substantially all of the Company's assembly and test needs. Although the above company is not the only provider of these services and, as a related party, is not believed likely by management to precipitate a change in suppliers, a change in suppliers could cause manufacturing delays and a possible loss of sales, which would adversely affect operating results.

9.  INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     VLSI operates in a single industry segment and designs, manufactures and markets primarily custom and semicustom integrated circuits of high complexity, along with associated integrated circuit computer-aided engineering and design software and systems. The Company focuses its products for the computing, communications and consumer digital entertainment industries and distributes its products through worldwide direct sales, commissioned representatives and distributors.

     In 1995 and 1993, Apple Computer, Inc. ("Apple") accounted for 11% and 19%, respectively, of net revenues. In 1994, Apple represented less than 10% of net revenues. In 1994, Compaq Computer Corporation accounted for 22% of net revenues.

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

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 29, 1995

     The following is a summary of operations located within the indicated geographic areas for the three years ended December 29, 1995:

                                          NET REVENUES    TRANSFERS
                                              FROM         BETWEEN                  OPERATING
                                          UNAFFILIATED   GEOGRAPHICAL      NET       INCOME     IDENTIFIABLE
                                           CUSTOMERS        AREAS       REVENUES     (LOSS)        ASSETS
                                          ------------   ------------   ---------   ---------   ------------
                                                                     (THOUSANDS)
1995
United States...........................    $506,330      $  143,573    $ 649,903    $66,489      $570,857
Europe..................................     172,903              --      172,903      5,785        49,165
Japan...................................      40,569              --       40,569      2,459        15,871
Asia-Pacific............................         117              --          117        154         1,743
Corporate...............................          --              --           --         --       365,581
Eliminations............................          --        (143,573)    (143,573)       495       (43,330)
                                            --------       ---------    ---------    -------      --------
     Consolidated.......................    $719,919      $       --    $ 719,919    $75,382      $959,887
                                            ========       =========    =========    =======      ========
1994
United States...........................    $447,233      $   87,153    $ 534,386    $42,815      $366,040
Europe..................................     121,250              --      121,250      7,557        38,832
Japan...................................      18,426              --       18,426     (3,877)        6,430
Asia-Pacific............................         182              --          182        197         1,274
Corporate...............................          --              --           --         --       103,111
Eliminations............................          --         (87,153)     (87,153)        57       (25,471)
                                            --------       ---------    ---------    -------      --------
     Consolidated.......................    $587,091      $       --    $ 587,091    $46,749      $490,216
                                            ========       =========    =========    =======      ========
1993
United States...........................    $382,620      $   83,828    $ 466,448    $26,112      $327,942
Europe..................................     118,542              --      118,542      4,551        32,002
Japan...................................      14,582              --       14,582     (3,111)        5,759
Asia-Pacific............................         202              --          202        152         1,944
Corporate...............................          --              --           --         --        72,636
Eliminations............................          --         (83,828)     (83,828)      (622)      (28,060)
                                            --------       ---------    ---------    -------      --------
     Consolidated.......................    $515,946      $       --    $ 515,946    $27,082      $412,223
                                            ========       =========    =========    =======      ========

     U.S. export revenues, primarily to the Asia-Pacific region, were approximately $153.8 million, $162.1 million and $126.7 million in 1995, 1994 and 1993, respectively.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements

     The financial statements (including the notes thereto) listed in the index to financial statements and financial statement schedule (set forth in Item 8 of Part II of this Form 10-K) are filed within this Annual Report on Form 10-K.

         2. Financial Statement Schedule

     The financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of
Part II of this Form 10-K) are filed as part of this Annual Report on Form 10-K.

        3. Exhibits

     The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

     (b) Reports on Form 8-K

     There were no Reports on Form 8-K filed by the Company during the fourth quarter ended December 29, 1995.

     (c) Exhibits


EXHIBIT
NUMBER                                         DESCRIPTION
-------     ---------------------------------------------------------------------------------
 3.1        Restated Certificate of Incorporation filed with the Secretary of State of the
            State of Delaware on September 16, 1987. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
 3.2        Certificate of Designation of Rights, Preferences and Privileges of Series A
            Participating Preferred Stock filed with the Secretary of State of the State of
            Delaware on August 12, 1992. Incorporated by reference from Exhibit to Quarterly
            Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
 3.3        Certificate of Amendment of Restated Certificate of Incorporation filed with the
            Secretary of State of the State of Delaware on August 20, 1992. Incorporated by
            reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
 3.4        Certificate of Amendment of Restated Certificate of Incorporation filed with the
            Secretary of State of the State of Delaware on May 5, 1995. Incorporated by
            reference from Exhibit to Registration Statement on Form S-3 (File No. 33-60049).
 3.5        Composite Certificate of Incorporation. Incorporated by reference from Exhibit to
            Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.
 3.6        Restated Bylaws of the Company, as amended, effective March 12, 1996. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
 4.1        The Company hereby agrees to file upon request of the Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
 4.2        See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.
 4.3        Indenture, dated as of May 1, 1987, between the Company and Citibank N.A.,
            Trustee, with respect to issuance of $57,500,000 of 7% Convertible Subordinated
            Debentures due May 1, 2012. Incorporated by reference from Exhibit to
            Registration Statement on Form S-3, No. 33-13463.
 4.4        Form of 7% Convertible Subordinated Debenture due May 1, 2012. Incorporated by
            reference from Exhibit to Registration Statement on Form S-3, No. 33-13463.
 4.5        Common Shares Rights Agreement, dated as of November 7, 1989, by and between the
            Company and the First National Bank of Boston, as Rights Agent, including the form of Rights Certificate attached as Exhibit A thereto. Incorporated by reference from Exhibit to Registration Statement on Form 8-A filed with the
            Securities and Exchange Commission on November 20, 1989.
 4.6        First Amended and Restated Rights Agreement (the "Restated Rights Agreement") by
            and between the Company and First National Bank of Boston, dated August 12, 1992, including form of Rights Certificate. Incorporated by reference from Exhibit to
            Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
 4.7        Amendment Number 1 to the Restated Rights Agreement, dated August 24, 1992.
            Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
 4.8        Indenture, dated as of September 1, 1995, between the Company and Harris Trust and Savings Bank, as Trustee, with respect to issuance of $172,500,000 of 8.25%
            Convertible Subordinated Notes due October 1, 2005. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
            September 29, 1995.
 4.9        Form of 8.25% Convertible Subordinated Note due October 1, 2005. Incorporated by
            reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995.
10.1*       Letter Agreement between the Company and Alfred J. Stein, dated February 12,
            1982. Incorporated by reference from Exhibit to Registration Statement on Form
            S-1, No. 2-81485.

EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------
10.2*       Agreement between the Company and Alfred J. Stein, dated March 8, 1996. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
10.3*       1982 Incentive Stock Option Plan, as amended May 9, 1991, and form of option agreement used thereunder. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 28, 1991.
10.4*       Registration Rights Agreement dated as of January 16, 1984 among the Company and certain security holders of the Company. Incorporated by reference from Exhibit to Registration Statement on Form S-1, No. 2-81485.
10.5*       Executive Performance Incentive Plan. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 29, 1985.
10.6*       1986 Directors' Stock Option Plan, as amended, and Forms of Option Agreement for use with such plan. Incorporated by reference from Exhibit to Annual Report on
            Form 10-K for the fiscal year ended December 30, 1994.
10.7*       1992 Stock Plan, as amended, and form of option agreement used thereunder. Said document, which is subject to stockholder approval, is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
10.8        COMPASS Design Automation, Inc. Series A Preferred Stock and Common Stock
            Purchase Agreement, dated December 27, 1991. Incorporated by reference from
            Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28,
            1991.
10.9*       Amended and Restated Employee Stock Purchase Plan, as amended. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 30, 1994.
10.10*      COMPASS Design Automation, Inc. 1992 Stock Option Plan, as amended. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 30, 1994.
10.11       Proprietary Software OEM License between the Company and Xidak, Inc., dated
            January 1, 1987. Incorporated by reference from Exhibit to Annual Report on Form
            10-K for the fiscal year ended December 27, 1987.
10.12       Joint Venture and Shareholder Agreement, dated as of November 28, 1990, between
            Advanced RISC Machines Holdings Limited, Acorn Computers Limited, Apple Computer
            (UK) Limited and the Company. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 29, 1990.
10.13       Intercompany Agreement between COMPASS Design Automation, Inc. and the Company, dated July 1, 1991. Incorporated by reference from Exhibit to Annual Report on
            Form 10-K for the fiscal year ended December 28, 1991.
10.14       Intel/VLSI Stock and Warrant Purchase Agreement between the Company and Intel
            Corporation ("Intel"), dated July 8, 1992, including form of Warrant.
            Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
10.15**     Technology and Manufacturing Agreement between Intel Corporation and the Company, dated July 8, 1992, as amended by Addendum Number 1. Incorporated by reference from Exhibit to Amendment Number 1 to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
10.16**     Amendment Number 2 to the Technology and Manufacturing Agreement between Intel
            Corporation and the Company, dated December 2, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25,
            1993.
10.17       Letter dated July 18, 1994 from Intel Corporation to the Company waiving certain rights under the Intel/VLSI Stock and Warrant Purchase Agreement dated July 8,
            1992. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.

EXHIBIT
NUMBER                                         DESCRIPTION
-------                                        -----------
10.18       Termination Agreement dated November 7, 1994 between Intel Corporation and the
            Company. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
10.19       Acquisition and Participation Agreement and Escrow Instructions dated April 22,
            1994 between Brazos Asset Management, Inc. and the Company. Incorporated by
            reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
10.20       Net Building Space Lease dated February 15, 1985 between Mariani Financial
            Company and the Company for a property located at 1865 Lundy Drive, San Jose,
            California. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1984.
10.21       Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited
            Partnership, dated October 1, 1986, for property in Tempe, Arizona. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 27, 1987.
10.22       Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited
            Partnership, dated July 1, 1987, for property in Tempe, Arizona. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 27, 1987.
10.23       Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibits 10.21 and 10.22.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
10.24       ASU Research Park Ground Sublease, dated as of December 18, 1990, between
            Price-Elliott Research Park, Inc. and the Company. Incorporated by reference from
            Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29,
            1990.
10.25       Lease dated as of August 12, 1991, between Callahan-Pentz Properties, Ringwood
            Court One and the Company for property located at 1110 Ringwood Court, San Jose,
            California. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
10.26       Lease dated as of February 15, 1993, between Sumitomo Life Realty (N.Y.), Inc.
            and the Company for property located at 67 South Bedford Street, Suite 304-W,
            Burlington, Massachusetts. Incorporated by reference from Exhibit to Quarterly
            Report on Form 10-Q for the fiscal quarter ended March 27, 1993.
10.27       Lease dated as of July 20, 1993, between Callahan-Pentz Properties and the
            Company for property located at 1120 Ringwood Court, San Jose, California.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
10.28       Leasing Agreement dated September 21, 1994 between Sobrato-Sobrato Interests, as
            Lessor, and the Company, as lessee, for property located at 1240 McKay Drive, San
            Jose, California. Incorporated by reference from Exhibit to Quarterly Report on
            Form 10-Q for the fiscal quarter ended September 30, 1994.
10.29       Credit Agreement dated June 6, 1994 between Continental Bank N.A., as Agent, and the Company. Incorporated by reference from Exhibit to Form 10-Q/A Amendment
            Number 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1,
            1994.
10.30       Equipment Financing Agreement between New England Capital Corporation and the
            Company, dated August 12, 1991. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 28, 1991.
10.31       Master Security Agreement between The CIT Group/Equipment Financing, Inc. and the
            Company, dated December 19, 1991. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
10.32       Loan and Security Agreement between AT&T and the Company, dated September 24,
            1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

EXHIBIT
NUMBER                                         DESCRIPTION
-------     ---------------------------------------------------------------------------------
10.33       Loan and Security Agreement and Promissory Note between CIT Group and the
            Company, dated December 15, 1993. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
10.34       Term Loan and Security Agreement dated June 17, 1994 and Promissory Notes dated
            June 17 and June 30, 1994 between Heller Financial, Inc. and the Company.
            Incorporated by reference from Exhibit to Form 10-Q/A Amendment Number 1 to
            Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
10.35       Equipment Leasing Agreement between NEMLC Leasing Associates, No. 3 and the
            Company, dated December 19, 1988. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 25, 1988.
10.36       Master Lease Agreement between Sentry Financial Corporation and the Company, dated January 2, 1991. Incorporated by reference from Exhibit to Annual Report on
            Form 10-K for the fiscal year ended December 28, 1991.
10.37       Master Lease 2094759 Lease Renewal Contracts with Guaranteed Purchase Options between Ellco Leasing Corporation and the Company, each dated December 30, 1992, relating to Schedules 034, 037, 038, 041 & 043 and Schedules 044, 045, 046, 048,
            049, 050, 051, 052 & 053, respectively. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
10.38       Master Lease 2304202 Lease Renewal Contract with Guaranteed Purchase Option between GE Capital Corp. and the Company, dated December 30, 1992, relating to
            Schedules 002, 003, 004 & 007. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 26, 1992.
10.39*      Form of Management Continuity Agreement by and between the Company and each of the following officers of the Company: Donald L. Ciffone, Gregory K. Hinckley, L.
            Don Maulsby, Dieter J. Mezger, C. Clifford Roe and Alfred J. Stein. Incorporated
            by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 26, 1992.
11          Calculation of Earnings Per Share (for the three fiscal years ending December 29,
            1995).
21          Subsidiaries of the Company.
23          Consent of Ernst & Young LLP, Independent Auditors (see page 44).
24          Power of Attorney (see page 46).
27          Financial Data Schedule.


---------------

 * Denotes a compensation plan in which an executive officer participates.

** Denotes a document for which confidential treatment has been granted for selected portions.

     (d) Financial Statement Schedules

     See Item 14(a)(2) above.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 2-86600, 2-90890, 33-4797, 33-12909, 33-21116, 33-27872,
33-39653, 33-52908, 33-62068, 33-57433 and 33-57991) pertaining to the Employee
Stock Purchase Plan, 1992 Stock Plan, 1982 Incentive Stock Option Plan and 1986 Directors' Stock Option Plan of VLSI Technology, Inc. and in the related Prospectuses, of our report dated January 16, 1996, with respect to the consolidated financial statements and schedule of VLSI Technology, Inc. included in this Annual Report (Form 10-K) for the year ended December 29, 1995.

                                                /s/  ERNST & YOUNG LLP
                                          --------------------------------------
                                                     ERNST & YOUNG LLP

San Jose, California
March 22, 1996

                             VLSI TECHNOLOGY, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                   BALANCE AT     ADDITIONS                    BALANCE AT
                                                   BEGINNING       CHARGED                        END
                                                    OF YEAR       TO INCOME     DEDUCTIONS      OF YEAR
                                                   ----------     ---------     ----------     ----------
Allowance for doubtful accounts and customer
  returns(1):
Year ended December 25, 1993.....................   $  2,383       $   458       $   (591)      $  2,250
Year ended December 30, 1994.....................   $  2,250       $   107       $    (57)      $  2,300
Year ended December 29, 1995.....................   $  2,300       $  (108)      $    (92)      $  2,100
Reserve for special charges(2):
Year ended December 25, 1993.....................   $ 11,881       $ 1,008       $ (5,023)      $  7,866
Year ended December 30, 1994.....................   $  7,866       $ 1,400       $ (1,931)      $  7,335
Year ended December 29, 1995.....................   $  7,335       $    --       $ (7,335)      $     --
Litigation reserve(2):
Year ended December 25, 1993.....................   $     --       $    --       $     --       $     --
Year ended December 30, 1994.....................   $     --       $    --       $     --       $     --
Year ended December 29, 1995.....................   $     --       $19,400       $   (857)      $ 18,543

---------------

(1) Deductions represent amounts written off against the allowance for doubtful accounts and customer returns.

(2) Deductions represent amounts written off against the reserves.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VLSI TECHNOLOGY, INC.
                                          (Registrant)

                                          By: /s/  ALFRED J. STEIN
                                              ----------------------------------
                                              Alfred J. Stein,
                                              Chairman of the Board,
                                              Chief Executive Officer
                                              and President

Date: March 12, 1996

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alfred J. Stein and Gregory K. Hinckley, and each of them his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                 TITLE                   DATE
                   ---------                                 -----                   ----
             /s/  ALFRED J. STEIN                Chairman of the Board, Chief   March 12, 1996
-----------------------------------------------  Executive Officer, President
                 (Alfred J. Stein)               (Principal Executive Officer)
                                                 and Director

           /s/  GREGORY K. HINCKLEY              Senior Vice President,         March 12, 1996
-----------------------------------------------  Finance and Chief Financial
               (Gregory K. Hinckley)             Officer (Principal Financial
                                                 Officer)

           /s/  BALAKRISHNAN S. IYER             Vice President and Controller  March 12, 1996
-----------------------------------------------  (Principal Accounting
               (Balakrishnan S. Iyer)            Officer)

            /s/  PIERRE S. BONELLI               Director                       March 12, 1996
-----------------------------------------------
                (Pierre S. Bonelli)

            /s/  ROBERT P. DILWORTH              Director                       March 12, 1996
-----------------------------------------------
                (Robert P. Dilworth)

               /s/  JAMES J. KIM                 Director                       March 15, 1996
-----------------------------------------------
                   (James J. Kim)

             /s/  HORACE H. TSIANG               Director                       March 12, 1996
-----------------------------------------------
                 (Horace H. Tsiang)

                               INDEX TO EXHIBITS


                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                                  DESCRIPTION                                  PAGE
    -------     -------------------------------------------------------------------  ------------
     3.1        Restated Certificate of Incorporation filed with the Secretary of
                State of the State of Delaware on September 16, 1987. Incorporated
                by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
     3.2        Certificate of Designation of Rights, Preferences and Privileges of
                Series A Participating Preferred Stock filed with the Secretary of
                State of the State of Delaware on August 12, 1992. Incorporated by
                reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
     3.3        Certificate of Amendment of Restated Certificate of Incorporation
                filed with the Secretary of State of the State of Delaware on
                August 20, 1992. Incorporated by reference from Exhibit to
                Quarterly Report on Form 10-Q for the fiscal quarter ended
                September 26, 1992.
     3.4        Certificate of Amendment of Restated Certificate of Incorporation
                filed with the Secretary of State of the State of Delaware on May
                5, 1995. Incorporated by reference from Exhibit to Registration
                Statement on Form S-3 (File No. 33-60049).
     3.5        Composite Certificate of Incorporation. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.
     3.6        Restated Bylaws of the Company, as amended, effective March 12,
                1996. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
     4.1        The Company hereby agrees to file upon request of the Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
     4.2        See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.
     4.3        Indenture, dated as of May 1, 1987, between the Company and
                Citibank N.A., Trustee, with respect to issuance of $57,500,000 of
                7% Convertible Subordinated Debentures due May 1, 2012.
                Incorporated by reference from Exhibit to Registration Statement on
                Form S-3, No. 33-13463.
     4.4        Form of 7% Convertible Subordinated Debenture due May 1, 2012.
                Incorporated by reference from Exhibit to Registration Statement on
                Form S-3, No. 33-13463.
     4.5        Common Shares Rights Agreement, dated as of November 7, 1989, by and between the Company and the First National Bank of Boston, as
                Rights Agent, including the form of Rights Certificate attached as
                Exhibit A thereto. Incorporated by reference from Exhibit to
                Registration Statement on Form 8-A filed with the Securities and
                Exchange Commission on November 20, 1989.

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                                  DESCRIPTION                                  PAGE
    -------                                 -----------                              ------------
     4.6        First Amended and Restated Rights Agreement (the "Restated Rights
                Agreement") by and between the Company and First National Bank of
                Boston, dated August 12, 1992, including form of Rights
                Certificate. Incorporated by reference from Exhibit to Quarterly
                Report on Form 10-Q for the fiscal quarter ended September 26,
                1992.
     4.7        Amendment Number 1 to the Restated Rights Agreement, dated August
                24, 1992. Incorporated by reference from Exhibit to Quarterly
                Report on Form 10-Q for the fiscal quarter ended September 26,
                1992.
     4.8        Indenture, dated as of September 1, 1995, between the Company and
                Harris Savings and Trust, as Trustee, with respect to issuance of
                $172,500,000 of 8.25% Convertible Subordinated Notes due September
                1, 2005. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995.
     4.9        Form of 8.25% Convertible Subordinated Debenture due September 1,
                2005. Incorporated by reference from Exhibit to Quarterly Report on
                Form 10-Q for the fiscal quarter ended September 29, 1995.
    10.1*       Letter Agreement between the Company and Alfred J. Stein, dated
                February 12, 1982. Incorporated by reference from Exhibit to
                Registration Statement on Form S-1, No. 2-81485.
    10.2*       Agreement between the Company and Alfred J. Stein, dated March 8,
                1996. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
    10.3*       1982 Incentive Stock Option Plan, as amended May 9, 1991, and form of option agreement used thereunder. Incorporated by reference from
                Exhibit to Annual Report on Form 10-K for the fiscal year ended
                December 28, 1991.
    10.4*       Registration Rights Agreement dated as of January 16, 1984 among the Company and certain security holders of the Company.
                Incorporated by reference from Exhibit to Registration Statement on
                Form S-1, No. 2-81485.
    10.5*       Executive Performance Incentive Plan. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1985.
    10.6*       1986 Directors' Stock Option Plan, as amended, and Forms of Option
                Agreement for use with such plan. Incorporated by reference from
                Exhibit to Annual Report on Form 10-K for the fiscal year ended
                December 30, 1994.
    10.7*       1992 Stock Plan, as amended, and form of option agreement used thereunder. Said document, which is subject to stockholder approval, is included as an Exhibit to this Annual Report on Form
                10-K for the fiscal year ended December 29, 1995.
    10.8        COMPASS Design Automation, Inc. Series A Preferred Stock and Common
                Stock Purchase Agreement, dated December 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
    10.9*       Amended and Restated Employee Stock Purchase Plan, as amended.
                Incorporated by reference from Exhibit to Annual Report on Form
                10-K for the fiscal year ended December 30, 1994.

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                                  DESCRIPTION                                  PAGE
    -------                                 -----------                              ------------
    10.10*      COMPASS Design Automation, Inc. 1992 Stock Option Plan, as amended.
                Incorporated by reference from Exhibit to Annual Report on Form
                10-K for the fiscal year ended December 30, 1994.
    10.11       Proprietary Software OEM License between the Company and Xidak,
                Inc., dated January 1, 1987. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                27, 1987.
    10.12       Joint Venture and Shareholder Agreement, dated as of November 28,
                1990, between Advanced RISC Machines Holdings Limited, Acorn
                Computers Limited, Apple Computer (UK) Limited and the Company.
                Incorporated by reference from Exhibit to Annual Report on Form
                10-K for the fiscal year ended December 29, 1990.
    10.13       Intercompany Agreement between COMPASS Design Automation, Inc. and the Company, dated July 1, 1991. Incorporated by reference from
                Exhibit to Annual Report on Form 10-K for the fiscal year ended
                December 28, 1991.
    10.14       Intel/VLSI Stock and Warrant Purchase Agreement between the Company and Intel Corporation ("Intel"), dated July 8, 1992, including form of Warrant. Incorporated by reference from Exhibit to Quarterly
                Report on Form 10-Q for the fiscal quarter ended September 26,
                1992.
    10.15**     Technology and Manufacturing Agreement between Intel Corporation and the Company, dated July 8, 1992, as amended by Addendum Number
                1. Incorporated by reference from Exhibit to Amendment Number 1 to
                Annual Report on Form 10-K for the fiscal year ended December 26,
                1992.
    10.16**     Amendment Number 2 to the Technology and Manufacturing Agreement
                between Intel Corporation and the Company, dated December 2, 1993.
                Incorporated by reference from Exhibit to Annual Report on Form
                10-K for the fiscal year ended December 25, 1993.
    10.17       Letter dated July 18, 1994 from Intel Corporation to the Company waiving certain rights under the Intel/VLSI Stock and Warrant
                Purchase Agreement dated July 8, 1992. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
    10.18       Termination Agreement dated November 7, 1994 between Intel
                Corporation and the Company. Incorporated by reference from
                Exhibits to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.
    10.19       Acquisition and Participation Agreement and Escrow Instructions
                dated April 22, 1994 between Brazos Asset Management, Inc. and the
                Company. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
    10.20       Net Building Space Lease dated February 15, 1985 between Mariani
                Financial Company and the Company for a property located at 1865
                Lundy Drive, San Jose, California. Incorporated by reference from
                Exhibit to Annual Report on Form 10-K for the fiscal year ended
                December 30, 1984.
    10.21       Ground Sublease between Price-Elliott Research Park, Inc., and
                ADIMIC Limited Partnership, dated October 1, 1986, for property in
                Tempe, Arizona. Incorporated by reference from Exhibit to Annual
                Report on Form 10-K for the fiscal year ended December 27, 1987.

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                                  DESCRIPTION                                  PAGE
    -------                                 -----------                              ------------
    10.22       Ground Sublease between Price-Elliott Research Park, Inc., and
                ADIMIC Limited Partnership, dated July 1, 1987, for property in
                Tempe, Arizona. Incorporated by reference from Exhibit to Annual
                Report on Form 10-K for the fiscal year ended December 27, 1987.
    10.23       Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibits 10.21 and 10.22. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
    10.24       ASU Research Park Ground Sublease, dated as of December 18, 1990, between Price-Elliott Research Park, Inc. and the Company.
                Incorporated by reference from Exhibit to Annual Report on Form
                10-K for the fiscal year ended December 29, 1990.
    10.25       Lease dated as of August 12, 1991, between Callahan-Pentz
                Properties, Ringwood Court One and the Company for property located at 1110 Ringwood Court, San Jose, California. Incorporated by
                reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
    10.26       Lease dated as of February 15, 1993, between Sumitomo Life Realty
                (N.Y.), Inc. and the Company for property located at 67 South
                Bedford Street, Suite 304-W, Burlington, Massachusetts.
                Incorporated by reference from Exhibit to Quarterly Reports on Form
                10-Q for the fiscal quarter ended March 27, 1993.
    10.27       Lease dated as of July 20, 1993, between Callahan-Pentz Properties and the Company for property located at 1120 Ringwood Court, San
                Jose, California. Incorporated by reference from Exhibit to Annual
                Report on Form 10-K for the fiscal year ended December 25, 1993.
    10.28       Leasing Agreement dated September 21, 1994 between Sobrato-Sobrato
                Interests, as Lessor, and the Company, as lessee, for property located at 1240 McKay Drive, San Jose, California. Incorporated by
                reference from Exhibit to Quarterly Report on form 10-Q for the fiscal quarter ended September 30, 1994.
    10.29       Credit Agreement dated June 6, 1994 between Continental Bank N.A., as Agent, and the Company. Incorporated by reference from Exhibit to Form 10-Q/A Amendment Number 1 to Quarterly Report on Form 10-Q
                for the fiscal quarter ended July 1, 1994.
    10.30       Equipment Financing Agreement between New England Capital
                Corporation and the Company, dated August 12, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
    10.31       Master Security Agreement between The CIT Group/Equipment
                Financing, Inc. and the Company, dated December 19, 1991.
                Incorporated by reference from Exhibit to Annual Report on Form
                10-K for the fiscal year ended December 28, 1991.
    10.32       Loan and Security Agreement between AT&T and the Company, dated
                September 24, 1993. Incorporated by reference from Exhibit to
                Annual Report on Form 10-K for the fiscal year ended December 25,
                1993.

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                                  DESCRIPTION                                  PAGE
    -------     -------------------------------------------------------------------  ------------
    10.33       Loan and Security Agreement and Promissory Note between CIT Group and the Company, dated December 15, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
    10.34       Term Loan and Security Agreement dated June 17, 1994 and Promissory
                Notes dated June 17 and June 30, 1994 between Heller Financial,
                Inc. and the Company. Incorporated by reference from Exhibit to
                Form 10-Q/A Amendment Number 1 to Quarterly Report on Form 10-Q for
                the fiscal quarter ended July 1, 1994.
    10.35       Equipment Leasing Agreement between NEMLC Leasing Associates, No. 3 and the Company, dated December 19, 1988. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1988.
    10.36       Master Lease Agreement between Sentry Financial Corporation and the
                Company, dated January 2, 1991. Incorporated by reference from
                Exhibit to Annual Report on Form 10-K for the fiscal year ended
                December 28, 1991.
    10.37       Master Lease 2094759 Lease Renewal Contracts with Guaranteed
                Purchase Options between Ellco Leasing Corporation and the Company, each dated December 30, 1992, relating to Schedules 034, 037, 038,
                041 & 043 and Schedules 044, 045, 046, 048. 049, 050, 051, 052 &
                053, respectively. Incorporated by reference from Exhibit to Annual
                Report on Form 10-K for the fiscal year ended December 26, 1992.
    10.38       Master Lease 2304202 Lease Renewal Contract with Guaranteed
                Purchase Option between GE Capital Corp. and the Company dated
                December 30, 1992, relating to Schedules 002, 003, 004 & 007.
                Incorporated by reference from Exhibit to Annual Report on Form
                10-K for the fiscal year ended December 26, 1992.
    10.39*      Form of Management Continuity Agreement by and between the Company and each of the following officers of the Company: Donald L.
                Ciffone, Gregory K. Hinckley, L. Don Maulsby, Dieter J. Mezger, C.
                Clifford Roe and Alfred J. Stein. Incorporated by reference from
                Exhibit to Annual Report on Form 10-K for the fiscal year ended
                December 26, 1992.
    11          Calculation of Earnings Per Share (for the three fiscal years ending December 29, 1995).
    21          Subsidiaries of the Company.
    23          Consent of Ernst & Young LLP, Independent Auditors (see page 44).
    24          Power of Attorney (see page 46).
    27          Financial Data Schedule.


---------------

 * Denotes a compensation plan in which an executive officer participates.

** Denotes a document for which confidential treatment has been granted selected portions.