Form 10-Q
period 1996-03-29
VLSI TECHNOLOGY INC
filed 1996-05-09
CIK 704386

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     MARK ONE:

           /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED   MARCH 29, 1996

                                       OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM                TO
                                                 ---------------  -------------

                         COMMISSION FILE NUMBER 0-11879

                              VLSI TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                              94-2597282
           (State or other jurisdiction of                (I.R.S. Employer
           incorporation or organization)                Identification No.)

         1109 MCKAY DRIVE, SAN JOSE, CALIFORNIA                 95131
        (Address of principal executive offices)             (Zip Code)

                                 (408) 434-3100
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes (X) No ( )

     Shares outstanding of the Registrant's Common Stock as of March 29, 1996:

                                                                      45,422,432

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements


                              VLSI TECHNOLOGY, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF INCOME - unaudited
                      (thousands except per share amounts)

                                                            Quarter  Ended
                                                   ---------------------------------
                                                    March 29,            March 31,
                                                      1996                 1995
                                                   ------------         ------------
Net revenues                                       $    167,712         $    163,035

Cost of sales                                           104,979               98,961
                                                   ------------         ------------

Gross profit                                             62,733               64,074
                                                   ------------         ------------

Operating expenses:
     Research and development                            24,371               20,668
     Marketing, general and administrative               34,997               27,775
                                                   ------------         ------------

Operating income                                          3,365               15,631

Interest income and other expenses, net                   3,995                  881
Interest expense                                         (2,480)              (1,862)
                                                   ------------         ------------

Income before provision for taxes on income               4,880               14,650

Provision for taxes on income                             1,710                4,400
                                                   ------------         ------------

Net income                                         $      3,170         $     10,250
                                                   ============         ============

Net income per share                               $        .07         $        .27
                                                   ============         ============

Weighted average common and
     common equivalent shares
     outstanding                                         46,405               38,445
                                                   ============         ============


     See accompanying Notes to Consolidated Condensed Financial Statements.

PART I.           (CONTINUED)

Item 1.           Financial Statements (continued)


                              VLSI TECHNOLOGY, INC.

                CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited
                                   (thousands)

                                                               March 29,       December 29,
                                                                 1996              1995
                                                               ---------         ---------
ASSETS

Current assets:
     Cash and cash equivalents                                 $ 131,533         $ 183,165
     Liquid investments                                          130,341           182,416
     Accounts receivable, net of allowance for doubtful
         accounts and customer returns of $2,150
         ($2,100 at December 29, 1995)                           106,168           119,638
     Inventories:
         Raw materials                                             5,841             4,683
         Work-in-process                                          47,971            47,069
         Finished goods                                           10,351             9,096
                                                               ---------         ---------
     Total inventories                                            64,163            60,848

     Deferred and refundable income taxes                         47,286            47,706
     Prepaid expenses and other current assets                     5,314             4,362
                                                               ---------         ---------
           Total current assets                                  484,805           598,135

Property, plant and equipment, at cost                           797,040           698,213
Accumulated depreciation and amortization                       (367,739)         (346,172)
                                                               ---------         ---------
     Net property, plant and equipment                           429,301           352,041

Other assets                                                       8,888             9,711
                                                               ---------         ---------

TOTAL ASSETS                                                   $ 922,994         $ 959,887
                                                               =========         =========




See accompanying Notes to Consolidated Condensed Financial Statements.

PART I.           (CONTINUED)

Item 1.           Financial Statements (continued)


                              VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited (continued)
                      (thousands except per share amounts)

                                                  March 29,        December 29,
                                                    1996              1995
                                                  ---------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                             $  87,973         $ 100,099
     Accrued compensation and benefits               21,934            24,802
     Deferred income                                  9,110             9,067
     Litigation reserve                              18,543            18,543
     Other accrued liabilities                       41,103            36,367
     Current capital lease obligations                1,039             1,552
     Current portion of long-term debt                7,581             7,608
                                                  ---------         ---------
           Total current liabilities                187,283           198,038

Non-current capital lease obligations                 3,195             3,465

Long-term debt                                      213,514           215,382

Deferred income taxes                                12,373            12,373

Stockholders' equity:
     Preferred Shares, $.01 par value                  --                --
     Common Shares, $.01 par value                      472               472
     Treasury Common Shares, at cost                (27,182)             --
     Additional paid-in capital                     461,040           461,028
     Retained earnings                               72,299            69,129
                                                  ---------         ---------

           Total stockholders' equity               506,629           530,629
                                                  ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 922,994         $ 959,887
                                                  =========         =========

See accompanying Notes to Consolidated Condensed Financial Statements.

Item I.           Financial Statements (continued)


                              VLSI TECHNOLOGY, INC.

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                   (thousands)

                                                                 Quarter  Ended
                                                           ----------------------------
                                                           March 29,          March 31,
                                                             1996               1995
                                                           ---------         ---------
                                                           Increase (decrease) in cash
                                                              and cash equivalents
Operating activities:
   Net income                                              $   3,170         $  10,250
   Adjustments to reconcile net income
     to cash generated by operations:
       Depreciation and amortization                          23,579            16,631
       Changes in operating assets and liabilities:
         Accounts receivable                                  13,470           (12,874)
         Inventories                                          (3,315)            4,099
         Accounts payable, accrued liabilities
           and deferred income                                (9,830)            6,847
         Other                                                  (428)              590
                                                           ---------         ---------
     Cash generated by operations                             26,646            25,543
                                                           ---------         ---------

Investing activities:
   Purchases of liquid investments                           (80,348)          (21,704)
   Proceeds from maturities of liquid investments            132,362             8,300
   Purchases of property, plant and equipment               (100,399)          (25,931)
   Other                                                        (150)             (151)
                                                           ---------         ---------
     Net cash flow used for investing activities             (48,535)          (39,486)
                                                           ---------         ---------
Financing activities:
   Payments on debt and capital lease obligations             (2,679)           (4,266)
   Repurchase Treasury Shares                                (27,182)             --
   Issuance of Common Shares, net                                118             1,527
                                                           ---------         ---------
     Net cash flow used for financing activities             (29,743)           (2,739)
                                                           ---------         ---------
Net decrease in cash and cash equivalents                    (51,632)          (16,682)
Cash and cash equivalents, beginning of period               183,165            93,310
                                                           ---------         ---------
Cash and cash equivalents, end of period                   $ 131,533         $  76,628
                                                           =========         =========
Supplemental disclosure:
   Cash outflows for property, plant and equipment         $ 100,399         $  25,931
     Less: Decrease in accrual for property, plant
              and equipment additions                           (687)             --
                                                           ---------         ---------
     Property, plant and equipment additions               $  99,712         $  25,931
                                                           =========         =========

   Interest paid                                           $   1,534         $     877
                                                           =========         =========
   Income taxes paid, net                                  $     145         $     769
                                                           =========         =========

See accompanying Notes to Consolidated Condensed Financial Statements.

Item I.           Financial Statements (continued)





                              VLSI TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the year ended December 29, 1995 (the 1995 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1995 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter ended March 29, 1996 are not necessarily indicative of the results that may be expected for the year ending December 27, 1996.

   2. The Company's tax provisions of 35% and 30% in the first quarters of 1996 and 1995, respectively, reflect utilization of tax credits and, in the first quarter of 1995, a reduction in valuation reserve for U.S. deferred taxes.

   3. The Company is a named defendant in a lawsuit filed by Texas Instruments Incorporated (TI) in 1990 claiming patent infringement. For more information, see Note 4 of Notes to Consolidated Financial Statements on pages 32 and 33 of the Company's 1995 Annual Report and
         Item 1 in Part II of this Form 10-Q.

   4. In January 1996, the Board of Directors (Board) authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue these shares at a later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. As of March 29, 1996, the Company had repurchased 1.8 million shares at an average per share price of $15.10, and had not yet re-issued any of these shares.

   5. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123) with the commencement of fiscal 1996. Initial adoption of FAS 121 did not have a material effect on the Company's consolidated financial statements. The Company has elected to adopt the disclosure requirements of FAS 123 rather than the accounting requirements of FAS 123.

   6. On April 30, 1996, the Company elected to terminate its committed Credit Agreement, which was due to expire on June 7, 1996. There were no borrowings outstanding at the termination date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - FIRST QUARTER OF 1996 COMPARED TO THE FIRST QUARTER OF 1995

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the MDA in the 1995 Annual Report.

This MDA contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below in this MDA and in the 1995 Annual Report.

The following table summarizes the Company's operating results for the three-month period ended March 29, 1996 as compared to the three-month period ended March 31, 1995 (dollars in thousands):

                                                                FIRST QUARTER
                                   ------------------------------------------------------------------------
                                                  1996                                     1995
                                   ------------------------------------------   ---------------------------
                                                 PERCENT             PERCENT                       PERCENT
                                                  OF NET             CHANGE                        OF NET
                                    AMOUNTS      REVENUES           FROM 1995    AMOUNTS          REVENUES
                                   ---------     --------           ---------   ---------         ---------
     Net revenues                  $ 167,712         100.0%             2.9%    $ 163,035             100.0%
     Cost of sales                   104,979          62.6              6.1        98,961              60.7
                                   ---------     ---------                      ---------         ---------
     Gross profit                     62,733          37.4             (2.1)       64,074              39.3
     Research & development           24,371          14.5             17.9        20,668              12.7
     Marketing, general and
        administrative                34,997          20.9             26.0        27,775              17.0
                                   ---------     ---------                      ---------         ---------
     Operating income                  3,365           2.0            (78.5)       15,631               9.6
     Interest income
        (expense), net                 1,515           0.9                *          (981)              0.6
     Income taxes                      1,710           1.0            (61.1)        4,400               2.7
                                   ---------     ---------                      ---------         ---------
     Net income                    $   3,170           1.9            (69.1)    $  10,250               6.3
                                   =========     =========                      =========         =========

* Not meaningful

The Company earned net income of $3.2 million in the first quarter of 1996, compared to net income of $10.3 million in the first quarter of 1995. This change reflects decreased gross profit in dollars and as a percentage of net revenues (gross margin) and higher operating expenses.

In the first quarter of 1996, revenues from the Company's X86-based personal computer (PC) devices decreased dramatically from the fourth quarter of 1995. For the remainder of 1996 X86-based revenue is anticipated to represent less than 10% of total Company revenue. This loss of market share in the PC chip set market is a result of Intel's expansion in scope of its business from microprocessors to motherboards and core logic chip sets. The decrease in the Company's X86-based revenue led to underutilization at the Company's San Jose, California fabrication facility, which in turn led to certain manufacturing inefficiencies. In order to respond to the loss of a substantial portion of its X86 business, the Company instituted a reduction in force in March 1996 in both the San Jose fabrication facility and in the Company's Tempe, Arizona test facility. The under utilization and the reduction in force negatively affected gross margins in the first quarter of 1996 significantly. See the discussion of revenues and gross margins below.

Net revenues in the first quarter of 1996 increased 2.9% from the comparable 1995 period and decreased 9.0% from the fourth quarter of 1995. The increase over the first quarter of 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS - FIRST QUARTER OF 1996 COMPARED TO THE FIRST QUARTER OF 1995 (Continued)

reflects increased unit volumes and higher average sales prices of Application-Specific Integrated Circuits, especially communications and consumer digital entertainment devices, which were substantially offset by the decrease in unit volumes of X86-based PC devices. The lower revenue in the first quarter of 1996 from the fourth quarter of 1995 reflects significantly decreased unit volumes for X86-based devices and for devices shipped for incorporation into Apple products. Software net revenues were up approximately 20% compared to both 1995 periods. The software revenues in the fourth quarter of 1995 were lower than had been expected.

International net revenues (including export sales) decreased, accounting for 48.4% of net revenues in the first quarter of 1996 compared to 51.3% of net revenues in the first quarter of 1995, primarily due to decreases in sales to the Asia-Pacific region. Export sales to the Asia-Pacific area in the first quarter of 1996 decreased over the first quarter of 1995, due to a decrease in shipments of devices for the PC market, in particular Apple and X86-based devices, to that area. European net revenues increased from the comparable 1995 period due to growth in the Company's shipments of communications and consumer digital entertainment devices in that region.

Gross margins decreased to 37.4% in the first quarter of 1996 from 39.3% in the first quarter of 1995 and 40.6% in the fourth quarter of 1995. This result was driven in large part by inventory charges taken during the first quarter of 1996 for certain X86 devices as a result of the change in the business outlook for those products as well as manufacturing inefficiencies associated with underutilization of the San Jose facility and a March 1996 reduction in force. For further discussion of the inventory charges and manufacturing issues, see "Factors Affecting Future Results".

R&D expenditures increased $3.7 million (17.9%) in the first quarter of 1996 over expenditures in the same 1995 period and increased as a percentage of net revenues from 12.7% to 14.5%, reflecting continuing investment in new products and package and process technologies. R&D expenditures in the first quarter of 1996 focused on design environment and process development and development of products for the consumer digital entertainment and communications markets.

Marketing, general and administrative expenses for the first quarter of 1996 increased $7.2 million (26.0%) from the first quarter of the prior year and increased as a percentage of net revenues from 17.0% to 20.9%. The increase primarily reflects increased costs associated with revenue levels consistent with revenue levels of the fourth quarter of 1995 and increased marketing activities.

Interest income (expense), net, shows income of $1.5 million in the current quarter as compared to $1.0 million of net expense in the same period a year ago, reflecting higher interest income on higher average cash balances than in the first quarter of 1995. Interest expense increased in the first quarter of 1996 over the first quarter of 1995 due to a higher amount of debt outstanding, partially offset by a higher level of capitalized interest.

The Company's tax provision of 35% and 30% in the first quarters of 1996 and 1995, respectively, reflect utilization of tax credits and, in the first quarter of 1995, a reduction in valuation reserve for U.S. deferred taxes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FACTORS AFFECTING FUTURE RESULTS

As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

In late 1995, Apple announced delays to certain of its products in development and excessive amounts of inventories. This reduction in Apple's operations resulted in lower than expected VLSI revenues from Apple in the fourth quarter of 1995 as well as the first quarter of 1996, which VLSI anticipates will continue into at least the second quarter of 1996, as Apple has not yet announced its intentions regarding certain of its products that contain VLSI devices. Any actions taken by Apple to further reduce or eliminate those products could materially impact the Company.

Approximately two-thirds of the Company's net revenues for the first quarter of 1996 were derived from sales to its top 20 customers. Shipments to a single customer in the communications business accounted for 11% of net revenues in the first quarter of 1996 as compared to less than 10% in the first quarter of 1995. Due to the decline in the Company's X86 chip set business, the Company experienced a shift in its top 20 customers in the first quarter of 1996 away from the high concentration of personal computer industry companies that was seen in 1995 and expects to continue this shift towards customers in the communications and consumer digital entertainment markets as the year progresses.

The Company is a sole source of products to many of its customers. As a result of the concentration of the Company's customer base, loss or cancellation of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company's results of operations.

The Company sells its Application-Specific Standard Products (ASSPs) under terms and conditions customarily found in the semiconductor industry. Sales of these products are subject to customer cancellation with limited advance notice prior to shipment. Due to the Company's relatively narrow customer base for certain ASSPs and the short product life cycles of such products, the Company could be left with significant inventory exposure, which could have a material adverse effect on the Company's operating results. An example of this potential inventory exposure occurred in the first quarter of 1996 with the previously mentioned X86-based inventory.

The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. These product supply and demand fluctuations have historically been characterized by periods of manufacturing capacity shortages immediately followed by periods of excess capacity, which are caused by the previously mentioned additions of manufacturing capacity in large increments. Due to the high fixed costs of the industry, profitability can drop sharply as utilization drops during periods of overcapacity. To the extent customer needs and markets served by the Company have shifted to require advanced process technologies, there are no assurances that the Company will have sufficient demand to fully utilize the San Jose fabrication facility or have ultimate use for its trailing edge technology. In an attempt to increase utilization of the San Jose facility, the Company has contracted to act as a foundry for an additional customer. In this current period of excess manufacturing capacity in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FACTORS AFFECTING FUTURE RESULTS (continued)

semiconductor industry, the Company may have difficulty attracting enough foundry business to maintain full utilization of the San Jose fabrication facility until such time as a significant portion of its capacity is converted to 0.6-micron process technology. Even at 0.6-micron process technology, intense competitive pricing pressures could lead to reduced margins on foundry product. There can be no assurance that such foundry activities will be successful.

The Company's products are susceptible to severe pricing pressures and the Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain favorable gross profit margins. Future gross margins will also vary with the general condition of the economy, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields, utilization of high fixed cost fabrication capacity and the effect of ongoing manufacturing cost reduction activities. The Company's COMPASS subsidiary, like other companies in the electronic design automation business, is particularly subject to significant fluctuations in revenues due to limited backlog and its reliance on large orders placed late in quarters.

Due to the industry-wide manufacturing capacity shortage experienced during 1995, the Company accelerated the expansion and upgrading of its manufacturing capacity. These activities require substantial investments in capital equipment and facilities. Significant lead time is required to acquire and install additional wafer fabrication equipment. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Specifically, the Company has recently completed a program at its San Antonio, Texas facility to convert production to 100% sub-0.8-micron CMOS processes and steps to facilitize and equip the third and fourth modules at that facility are in process. In the first quarter of 1996, inefficiencies caused by underutilization of the Company's San Jose fabrication facility had a negative effect on the Company's overall gross profit. The work efforts associated with these facilities has resulted in lower wafer yields and could cause further disruption to manufacturing output, negatively impacting the Company's revenues and gross profit for the balance of 1996. As the semiconductor industry has begun to experience a period of over capacity with the progression of 1996, the Company is manufacturing a higher percentage of its products in its own facilities (in the first quarter of 1996, VLSI produced approximately 90% of its wafer requirements internally as compared to approximately 80% of both its first quarter 1995 and entire year 1995 wafer requirements). Any delays, problems or lack of successful completion of the Company's facilities improvement efforts could have a material adverse impact on future operating results.

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

Other factors that may adversely effect VLSI's future results include pending litigation and contingencies, environmental regulations and earthquakes. (See the 1995 Annual Report for a more detailed discussion of Factors Affecting Future Results).

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

At March 29, 1996, total cash, cash equivalents and liquid investments decreased $103.7 million from the 1995 fiscal year-end balance due primarily to purchases of property, plant and equipment, the repurchase of Common Stock and payments of debt and capital leases in the first three months of 1996. Working capital decreased to $297.5 million at March 29, 1996 compared to $400.1 million at December 29, 1995.

During the three-month period ended March 29, 1996, the Company generated $26.6 million of cash from operations, a 4.3% increase from the $25.5 million of cash generated for the three-month period ended March 31, 1995. Accounts receivable were $13.5 million lower at March 29, 1996 than at December 29, 1995, reflecting proportionately higher sales volumes in the latter part of the fourth quarter of 1995. Inventory levels increased $3.3 million from December 29, 1995 levels. Accounts payable and accrued liabilities at March 29, 1996 decreased by $9.8 million from December 29, 1995 as a result of lower accruals due to less volume with outside wafer suppliers and assembly and test operations.

Cash used for investing activities was $48.5 million for the three-month period ended March 29, 1996, as compared to $39.5 million for the three-month period ended March 31, 1995. The increase is a result of the Company's increasing capital expenditures. VLSI invested $99.7 million in property, plant and equipment during the first three months of 1996 compared to $25.9 million in the comparable 1995 period. Capital additions during 1996 were financed by cash. The 1996 three-month investments in property, plant and equipment included, for the most part, equipment for sub-micron wafer fabrication. The 1995 three-month investments in property, plant and equipment included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. VLSI currently estimates that total capital expenditures for 1996 could approximate $300 million, which will primarily be used in equipping the third and fourth modules of the Company's San Antonio fabrication facility. The Company expects to utilize cash from operations and equipment financing for its 1996 capital expenditures.

Cash used for financing activities was $29.7 million in the first three months of 1996 compared to $2.7 million in the same 1995 period. The large increase is a result of the Company's repurchase of Common Stock. Unused committed credit facilities approximated $52.5 million at March 29, 1996. On April 30, 1996, the Company elected to terminate such facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Due to the previously mentioned expected use of cash for capital expenditures, the Company's cash balances are expected to decline significantly throughout 1996. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, as well as from equity or debt financing based on market conditions. There can be no assurance that the Company will be able to obtain future financing when needed or on favorable terms.

                           PART II. OTHER INFORMATION



Item 1.           Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995 (the 1995 Form 10-K) for a discussion of certain pending legal proceedings. There have been no material developments in any of such matters since the filing of the Company's 1995 Form 10-K.

Texas Instruments

The Company is a named defendant in a lawsuit filed by TI in 1990 claiming patent infringement of now expired U.S. patents. In May 1995, a jury found against the Company in the amount of $19.4 million. Although contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. The trial judge subsequently issued an order overturning and setting aside the jury verdict. TI is pursuing an appeal seeking reversal of the trial judge's order as well as enhanced damages, pre-judgment interest and attorneys' fees. The litigation charge is shown as a separate liability on the balance sheet, net of TI litigation expenditures incurred, pending resolution of this and related intellectual property matters. In the event that TI's appeal is successful and enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and/or attorney's fees are awarded, such a judgment could result in a material reduction in liquidity, as well as an adverse impact on the Company's reported results of operations. For more information, refer to the Company's 1995 Form 10-K page 10 and Note 4 of Notes to Consolidated Financial Statements on pages 32 and 33.




Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits - See Index to Exhibits on Page 15.

         (b)      Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    VLSI  TECHNOLOGY,  INC.

                                                                   (Registrant)

Date         May 9, 1996                    By:      Gregory K. Hinckley
      --------------------------------         -----------------------
                                            Gregory K. Hinckley
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

Date         May 9, 1996                    By:      Balakrishnan S. Iyer
       -------------------------------         -----------------------------
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