Form 10-Q
period 1996-06-28
VLSI TECHNOLOGY INC
filed 1996-08-09
CIK 704386

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

MARK ONE:

          [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTERLY PERIOD ENDED   JUNE 28, 1996

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

                               Yes (X)    No ( )

Shares outstanding of the Registrant's Common Stock as of June 28, 1996:

                                                              45,860,893

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                             VLSI TECHNOLOGY, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME - unaudited
                 (thousands except share and per share amounts)

                                    Three   Months  Ended              Six     Months     Ended
                                 ---------------------------        ------------------------------
                                   June 28,        June 30,          June 28,            June 30,
                                     1996            1995              1996                1995
                                 -----------     -----------        -----------        -----------
Net revenues                     $   182,526     $   184,389        $   350,238        $   347,424

Cost of sales                        111,370         109,806            216,349            208,767
                                 -----------     -----------        -----------        -----------

Gross profit                          71,156          74,583            133,889            138,657
                                 -----------     -----------        -----------        -----------


Operating expenses
     Research and development         25,609          22,268             49,980             42,936
     Marketing, general and
       administrative                 34,061          31,159             69,058             58,934
                                 -----------     -----------        -----------        -----------


Operating income                      11,486          21,156             14,851             36,787

Litigation charge                       --           (19,400)              --              (19,400)
Interest income and other
     expenses, net                     2,833           1,544              6,828              2,425
Interest expense                      (2,856)         (1,455)            (5,336)            (3,317)
                                 -----------     -----------        -----------        -----------


Income before provision for
     taxes on income                  11,463           1,845             16,343             16,495

Provision for taxes on income          3,190             550              4,900              4,950
                                 -----------     -----------        -----------        -----------

Net income                       $     8,273     $     1,295        $    11,443        $    11,545
                                 ===========     ===========        ===========        ===========

Net income per share             $       .18     $       .03        $       .25        $       .29
                                 ===========     ===========        ===========        ===========


Weighted average common
     and common equivalent
     shares outstanding           46,868,504      40,714,215         46,636,954         39,579,378
                                 ===========     ===========        ===========        ===========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (thousands)

                                                                    June 28,       December 29,
                                                                      1996             1995
                                                                   (unaudited)
                                                                   -----------     ------------
ASSETS

Current assets:
     Cash and cash equivalents                                      $ 129,271        $ 183,165
     Liquid investments                                                70,841          182,416
     Accounts receivable, net of allowance for doubtful
         accounts and customer returns of $1,900
         ($2,100 at December 29, 1995)                                115,400          119,638
     Inventories:
         Raw materials                                                  6,682            4,683
         Work-in-process                                               47,220           47,069
         Finished goods                                                 8,855            9,096
                                                                    ---------        ---------
     Total inventories                                                 62,757           60,848

     Deferred and refundable income taxes                              45,489           47,706
     Prepaid expenses and other current assets                          6,602            4,362
                                                                    ---------        ---------
           Total current assets                                       430,360          598,135

Property, plant and equipment, at cost                                859,385          698,213
Accumulated depreciation and amortization                            (388,724)        (346,172)
                                                                    ---------        ---------
     Net property, plant and equipment                                470,661          352,041

Other assets                                                           11,951            9,711
                                                                    ---------        ---------

TOTAL ASSETS                                                        $ 912,972        $ 959,887
                                                                    =========        =========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

              CONSOLIDATED CONDENSED BALANCE SHEETS - (continued)
                      (thousands except per share amounts)

                                                June 28,      December 29,
                                                  1996            1995
                                               (unaudited)
                                               -----------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                            $ 70,922        $100,099
     Accrued compensation and benefits             23,163          24,802
     Deferred income                                7,202           9,067
     Litigation reserve                            18,527          18,543
     Other accrued liabilities                     37,498          36,367
     Current capital lease obligations              1,065           1,552
     Current portion of long-term debt              7,553           7,608
                                                 --------        --------
           Total current liabilities              165,930         198,038

Non-current capital lease obligations               2,919           3,465

Long-term debt                                    211,595         215,382

Deferred income taxes                              12,373          12,373

Stockholders' equity:

     Preferred Shares, $.01 par value                --              --
     Common Shares, $.01 par value                    472             472
     Treasury Common Shares, at cost              (21,838)           --
     Additional paid-in capital                   460,949         461,028
     Retained earnings                             80,572          69,129
                                                 --------        --------

           Total stockholders' equity             520,155         530,629
                                                 --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $912,972        $959,887
                                                 ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                  (thousands)

                                                               Six     Months   Ended
                                                            ---------------------------
                                                             June 28,          June 30,
                                                               1996             1995
                                                            ---------          --------
                                                            Increase (decrease) in cash
                                                                and cash equivalents
Operating activities:
   Net income                                               $  11,443        $  11,545
   Adjustments to reconcile net income
     to net cash generated by operations:
       Litigation charge                                         --             19,400
       Depreciation and amortization                           50,419           34,251
       Changes in operating assets and liabilities:
         Accounts receivable                                    4,238          (13,661)
         Inventories                                           (1,909)           6,974
         Prepaid and refundable income taxes                    2,217             --
         Accounts payable, accrued liabilities
           and deferred income                                (15,773)          11,057
         Other                                                 (2,119)          (1,298)
                                                            ---------        ---------
     Cash generated by operations                              48,516           68,268
                                                            ---------        ---------

Investing activities:
   Purchases of liquid investments                           (101,606)         (81,927)
   Proceeds from maturities of liquid investments             213,076           22,804
   Purchases of property, plant and equipment                (186,841)         (44,088)
   Other                                                         (300)            (300)
     Net cash flow used for investing activities            ---------        ---------
                                                              (75,671)        (103,511)
                                                            ---------        ---------

Financing activities:
   Payments on debt and capital lease obligations              (4,875)          (8,949)
   Repurchase Treasury Shares                                 (27,181)            --
   Issuance of Common and Treasury Shares, net                  5,317          102,378
     Net cash flow provided by                              ---------        ---------
      (used for) financing activities                         (26,739)          93,429
                                                            ---------        ---------

Net increase (decrease) in cash and cash equivalents          (53,894)          58,186
Cash and cash equivalents, beginning of period                183,165           93,310
                                                            ---------        ---------
Cash and cash equivalents, end of period                    $ 129,271        $ 151,496
                                                            =========        =========
Supplemental disclosures:
   Cash outflows for property, plant and equipment          $ 186,841        $  44,088
     Add:  Secured equipment loans                               --             18,281
     Less: Decrease in accrual for property, plant
              and equipment additions                         (19,635)            --
                                                            ---------        ---------
     Property, plant and equipment additions                $ 167,206        $  62,369
                                                            =========        =========
   Interest paid                                            $  10,846        $   3,428
                                                            =========        =========
   Income taxes paid, net                                   $   2,294        $   5,045
                                                            =========        =========


     See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the year ended December 29, 1995 (the 1995 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1995 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter and six-month period ended June 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 27, 1996.

2. The Company's tax provision of 30% for the first six months of 1996 primarily reflects benefits from the utilization of state tax credits and foreign taxes that are less than the U.S. statutory rate. The Company's tax provision of 30% for the first six months of 1995 primarily reflects benefits from the utilization of tax credits and a valuation allowance.

3. The Company is a named defendant in a lawsuit filed by Texas Instruments Incorporated (TI) in 1990 claiming patent infringement. For more information, see Note 4 of Notes to Consolidated Financial Statements on pages 32 and 33 of the Company's 1995 Annual Report and Item 1 in Part II of this Form 10-Q.

4. In January 1996, the Board of Directors (Board) authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue these shares at a later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. The Company repurchased 1.8 million shares at an average per share price of $15.10 during January and February 1996. No additional shares had been repurchased as of June 28, 1996. During the second quarter of 1996, approximately 440,000 of the repurchased shares were re-issued through certain of the Company's employee stock plans.

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

6. On April 30, 1996, the Company elected to terminate its committed Credit Agreement, which otherwise was due to expire on June 7, 1996. There were no borrowings outstanding at the termination date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 1996 COMPARED TO THE FIRST SIX MONTHS OF 1995

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

The following table summarizes the Company's operating results for the six-month period ended June 28, 1996 as compared to the six-month period ended June 30, 1995 (dollars in thousands):

                                                                        SIX MONTHS
                                           -------------------------------------------------------------------
                                                            1996                                1995
                                           ---------------------------------------    ------------------------
                                                           PERCENT       PERCENT                      PERCENT
                                                            OF NET       CHANGE                       OF NET
                                           AMOUNTS         REVENUES     FROM 1995     AMOUNTS         REVENUES
                                           -------         --------     ----------    --------        --------
Net revenues                               $350,238         100.0%          0.8%      $347,424           100.0%
Cost of sales                               216,349          61.8           3.6        208,767            60.1
                                           --------                                   --------           -----
Gross profit                                133,889          38.2          (3.4)       138,657            39.9
Research & development                       49,980          14.3          16.4         42,936            12.3
Marketing, general &  administrative         69,058          19.7          17.2         58,934            17.0
                                           --------         -----                     --------           -----
Operating income                             14,851           4.2         (59.6)        36,787            10.6
Litigation charge                                --            --            *         (19,400)            5.6
Interest income  (expense), net

                                              1,492           0.5            *            (892)            0.3
Income taxes                                  4,900           1.4          (1.0)         4,950             1.4
                                           --------         -----                     --------           -----
Net income                                 $ 11,443           3.3          (0.9)      $ 11,545             3.3
                                           ========         =====                     ========           =====


*        Not meaningful

The Company earned net income of $11.4 million for the first half of 1996, compared to net income of $11.5 million in the first half of 1995. Although the Company's net income has remained relatively unchanged, the first half of 1995 includes a non-recurring charge of $19.4 million for the TI litigation reserve recorded in the second quarter of 1995. Net income in the first half of 1996 reflects the effects of decreased gross profit in dollars and as a percentage of net revenues (gross margin) due to increased depreciation costs for underutilized capacity that was put in place in anticipation of a significant revenue increase that did not materialize. Additionally, there were significantly higher operating expenses in the first half of 1996.

Net revenues in the first half of 1996 remained relatively flat from the comparable 1995 period. Increases in revenues from the Company's communications and consumer digital entertainment products in the first half of 1996 were offset by decreases in revenues from the Company's X86-based personal computer
(PC) devices and devices for incorporation into Apple products. In the first half of 1996, revenues from the Company's X86-based PC and Apple devices represented approximately 20% of total Company revenue, down from approximately 45% of total Company revenue in the same period of 1995. For the remaining six months of 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 1996 COMPARED TO THE FIRST SIX MONTHS OF 1995 (continued)

X86-based revenue is anticipated to represent less than 10% of total Company revenue. This decline in revenue is the result of a decrease of the Company's market share in the PC chip set market primarily as a result of Intel's expansion in scope of its business from microprocessors to motherboards and core logic chip sets. The decrease in the Company's X86-based revenue led to underutilization at the Company's San Jose, California fabrication facility, which in turn led to certain manufacturing inefficiencies. In order to respond to the loss of a substantial portion of its X86 business, the Company instituted a reduction in force in March 1996 in both the San Jose fabrication facility and in the Company's Tempe, Arizona test facility. However, with the prospect for a further decline in the business, these actions may prove to be inadequate. These manufacturing inefficiencies are expected to adversely impact the second half of 1996. The underutilization, expenses relating to the reduction in force and inventory charges for certain X86 devices negatively affected gross margins in the first half of 1996 significantly. See the discussions of gross margins and "Factors Affecting Future Results" below.

International net revenues (including export sales) decreased, accounting for 44.2% of net revenues in the first half of 1996 compared to 52.0% of net revenues in the first half of 1995, primarily due to decreases in export sales to the Asia-Pacific region. Export sales to the Asia-Pacific area in the first half of 1996 decreased from the first half of 1995, due to the decrease in shipments of devices for the PC market, in particular Apple and X86-based devices. European net revenues increased from the comparable 1995 period due to growth in the Company's shipments of communications and consumer digital entertainment devices in that region.

Gross margins decreased from 39.9% in the first half of 1995 to 38.2% in the first half of 1996. This result was driven in large part by inventory charges taken during the first quarter of 1996 for certain X86 devices as a result of the change in the business outlook for those products as well as manufacturing inefficiencies in the first half of 1996 associated with underutilization of the San Jose facility and a March 1996 reduction in force. For further discussion of these issues, see "Factors Affecting Future Results".

R&D expenditures increased $7.0 million (16.4%) in the first half of 1996 over expenditures in the same 1995 period and increased as a percentage of net revenues from 12.3% to 14.3%, reflecting continuing investment in new products and package and process technologies. R&D expenditures in the first half of 1996 focused on design environment, process development and product development for the consumer digital entertainment and communications markets.

Marketing, general and administrative expenses for the first half of 1996 increased $10.1 million (17.2%) from the first half of the prior year and increased as a percentage of net revenues from 17.0% to 19.7%. The increase is due primarily to higher sales and marketing expenses relating to the Company's shift in product markets away from the X86-based products and towards the communications and consumer digital entertainment markets.

As discussed in Note 3 to the Consolidated Condensed Financial Statements and in
Item 1 of Part II hereof, VLSI recorded a charge in the second quarter of 1995 of $19.4 million for the jury verdict in the TI litigation.

Interest income (expense), net shows income of $1.5 million in the first half of the current year as compared to $0.9 million of net expense in the same period a year ago, reflecting higher interest income on higher average cash balances than in the first half of 1995 primarily resulting from the Company's issuance of Common Stock and debt in the second half of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 1996 COMPARED TO THE FIRST SIX MONTHS OF 1995 (continued)

Interest expense increased in the first half of 1996 over the first half of 1995 due to a higher amount of debt outstanding, partially offset by a higher level of capitalized interest.

The Company's tax provision of 30% for the first six months of 1996 primarily reflects benefits from the utilization of state tax credits and foreign taxes that are less than the U.S. statutory rate. The Company's tax provision of 30% for the first six months of 1995 primarily reflects benefits from the utilization of tax credits and a valuation allowance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - SECOND QUARTER OF 1996 COMPARED TO THE SECOND QUARTER OF 1995

The following table summarizes the Company's operating results for the three-month period ended June 28, 1996 as compared to the three-month period ended June 30, 1995 (dollars in thousands):

                                                                                SECOND QUARTER
                                                ------------------------------------------------------------------------------
                                                                   1996                                        1995
                                                -------------------------------------------         --------------------------
                                                                PERCENT          PERCENT                              PERCENT
                                                                OF NET            CHANGE                               OF NET
                                                AMOUNTS         REVENUES         FROM 1995          AMOUNTS           REVENUES
                                                -------         --------         ----------         --------          --------
     Net revenues                               $182,526         100.0%             (1.0)%          $184,389           100.0%
     Cost of sales                               111,370          61.0               1.4             109,806            59.6
                                                --------         -----                              --------           -----
     Gross profit                                 71,156          39.0              (4.6)             74,583            40.4
     Research & development                       25,609          14.0              15.0              22,268            12.0
     Marketing, general &  administrative         34,061          18.7               9.3              31,159            16.9
                                                --------         -----                              --------           -----
     Operating income                             11,486           6.3             (45.7)             21,156            11.5
     Litigation charge                                 -             -               *               (19,400)           10.5
     Interest income  (expense), net
                                                     (23)           **               *                    89              **
     Income taxes                                  3,190           1.8             480.0                 550             0.3
                                                --------         -----                              --------           -----
     Net income                                 $  8,273           4.5             538.8            $  1,295             0.7
                                                ========         =====                              ========           =====

*        Not meaningful
**       Less than 0.1%

The Company earned net income of $8.3 million in the second quarter of 1996 compared to net income of $1.3 million in the second quarter of 1995, which includes the effect of the $19.4 million charge taken for the TI litigation. Excluding the effect of the 1995 litigation charge, the 1996 change in net income reflects decreased gross profit in dollars and as a percentage of net revenues (gross margin) and higher operating expenses.

Net revenues in the second quarter of 1996 decreased 1.0% from the comparable 1995 period. This reflects decreases in revenues from the Company's X86-based PC devices and devices for incorporation into Apple products as discussed earlier, partially offset by increased revenues during the second quarter of 1996 to the communications and consumer digital entertainment markets. Software net revenues decreased slightly in the second quarter of 1996 from the second quarter of 1995.

Second quarter 1996 international revenues decreased in terms of both amount and percentage of revenues from the second quarter of 1995, primarily due to a 63.6% decrease in sales to the Asia-Pacific region. This decrease reflects reduced sales to the PC market, in particular the X86-based devices and devices for incorporation into Apple products.

Gross margins in the second quarter of 1996 decreased from the second quarter of 1995 primarily as a result of certain manufacturing inefficiencies. The manufacturing inefficiencies were primarily associated with the underutilization of the San Jose facility. For further discussion of manufacturing issues, see "Factors Affecting Future Results".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS - SECOND QUARTER OF 1996 COMPARED TO THE SECOND QUARTER OF 1995 (continued)

Both research and development expenditures and marketing, general and administrative expenses in the second quarter of 1996 were higher in dollar amount (and as a percentage of net revenues) compared to expenditures in the same 1995 period, reflecting increased costs as previously described for the first half of 1996.

As discussed in Note 3 to the Consolidated Condensed Financial Statements and in
Item 1 of Part II hereof, VLSI recorded a charge in the second quarter of 1995 of $19.4 million for the jury verdict in the TI litigation.

Interest income (expense), net for the second quarter of both 1996 and 1995 netted approximately to $0. The second quarter of 1996 interest income (expense), net changed from that of the second quarter of 1995 by showing higher interest income from higher average cash balances, and higher interest expense due to a higher amount of debt outstanding, partially offset by higher capitalized interest balances.

FACTORS AFFECTING FUTURE RESULTS

As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

In late 1995, Apple announced delays to certain of its products in development as well as excessive amounts of inventories. This reduction in Apple's operations resulted in lower than expected VLSI revenues from Apple in the fourth quarter of 1995, which has continued through the first half of 1996. VLSI anticipates this will continue into at least the third quarter of 1996, as the likelihood, timing and extent of an Apple recovery cannot be determined. In addition, Apple has not yet fully disclosed its intentions regarding certain of its products that contain VLSI devices. Any actions taken by Apple to further reduce or eliminate those products could materially impact the Company.

Approximately two-thirds of the Company's net revenues for the second quarter and first half of 1996 were derived from sales to its top 20 customers. As a result of the concentration of the Company's customer base, loss or cancellation of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company's results of operations. Shipments to a single customer in the communications business accounted for 13% of net revenues in the second quarter of 1996 and 12% of net revenues in the first half of 1996, as compared to less than 10% in the second quarter of 1995 and first half of 1995. Due to the continued decline in the Company's X86 chip set business, the Company has experienced a shift in its top 20 customers in the first half of 1996 away from the high concentration of personal computer industry companies that was seen in 1995. The Company expects this shift towards customers in the communications and consumer digital entertainment markets to continue.

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

FACTORS AFFECTING FUTURE RESULTS
(continued)

by periods of manufacturing capacity shortages immediately followed by periods of excess capacity, which are caused by the previously mentioned additions of manufacturing capacity in large increments. Due to the high fixed costs of the industry, profitability can drop sharply as utilization drops during periods of overcapacity. The Company believes that the semiconductor industry is in the early stages of a period of overcapacity, during which profit margins may be depressed.

To the extent customer needs and markets served by the Company have shifted to require advanced process technologies, there are no assurances that the Company will have sufficient demand to fully utilize the San Jose fabrication facility or have ultimate use for its trailing edge technology. In the first half of 1996, inefficiencies caused by underutilization of the San Jose fabrication facility had a negative effect on the Company's overall gross profit. In an attempt to increase utilization of the San Jose fabrication facility during the first half of 1996, the Company attempted to act as a foundry to various customers. However, to date the foundry business has not been successful and there can be no assurance that such foundry activities will be successful in the future.

Due to the industry-wide manufacturing capacity shortage experienced during 1995, the Company accelerated the expansion and upgrading of its manufacturing capacity. These activities require substantial investments in capital equipment and facilities. Significant lead time is required to acquire and install additional wafer fabrication equipment. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Specifically, the Company has recently completed the facilitization of the third and fourth modules at its San Antonio, Texas facility and steps to equip those modules are in process. Additionally, in late 1995 the Company expanded and upgraded its manufacturing facility in San Jose by converting production to a 6-inch CMOS wafer process and is currently converting its San Jose facility to accommodate 0.6-micron process technology. The work efforts associated with these facilities, along with the previously mentioned underutilization of the facilities, has resulted in lower wafer yields and could cause further disruption to manufacturing output, negatively impacting the Company's revenues and gross profit for the balance of 1996. With the progression of 1996, the Company is manufacturing a higher percentage of its products in its own facilities (in the first half of 1996, VLSI produced more than 90% of its wafer requirements internally as compared to approximately 80% of its entire year 1995 wafer requirements). With the continued reliance on internal capacity, any further declines in business will have a more significant impact on internal high fixed cost manufacturing capacity utilization, with associated drops in profit margins.

The Company's products are susceptible to severe pricing pressures and the Company continually pursues cost reductions, including process enhancements, in order to maintain favorable gross profit margins. Future gross margins will also vary with the general condition of the economy, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields, utilization of high fixed cost fabrication capacity and the effect of ongoing manufacturing cost reduction activities. The Company's COMPASS subsidiary, like other companies in the electronic design automation business, is particularly subject to significant fluctuations in revenues due to limited backlog and its reliance on large orders placed late in quarters.

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

Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies have individually contacted the Company concerning its alleged use of intellectual property belonging to them. In addition, VLSI has also entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI limited access to third party technology, or to allow third parties limited access to VLSI's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material effect on the Company's financial position or results of operations.

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

At June 28, 1996, total cash, cash equivalents and liquid investments decreased $165.5 million from the 1995 fiscal year-end balance due primarily to the ongoing capital expansion of the Company's San Antonio fabrication facilities and the repurchase of Common Stock in the first half of 1996. Working capital decreased to $264.4 million at June 28, 1996 from $400.1 million at December 29, 1995.

During the six-month period ended June 28, 1996, the Company generated $48.5 million of cash from operations, a 28.9% decrease from the $68.3 million of cash generated for the six-month period ended June 30, 1995. Accounts receivable were $4.2 million lower at June 28, 1996 than at December 29, 1995. Concurrently, inventory levels increased $1.9 million from December 29, 1995 levels. Accounts payable and accrued liabilities at June 28, 1996 decreased by $15.8 million from December 29, 1995 due to less volume with outside wafer suppliers and assembly and test operations.

Cash used for investing activities was $75.7 million for the six-month period ended June 28, 1996, as compared to $103.5 million for the six-month period ended June 30, 1995. The decrease is a result of the Company using the majority of the proceeds from its maturing liquid investments to fund the significant increase in property, plant and equipment. VLSI invested $167.2 million in property, plant and equipment during the first six months of 1996 compared to $62.4 million in the comparable 1995 period. Capital additions during 1996 were financed by cash. The 1996 six-month investments in property, plant and equipment included, for the most part, equipment for sub-micron wafer fabrication. The 1995 six-month investments in property, plant and equipment included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. VLSI currently estimates that total capital expenditures budgeted for 1996 will approximate $300 million, which will primarily be used in equipping the third and fourth modules of the Company's San Antonio fabrication facility. The Company expects to utilize cash from operations and equipment financing for its 1996 capital expenditures.

Cash used for financing activities was $26.7 million in the first six months of 1996 compared to cash provided by financing activities of $93.4 million in the same 1995 period. This change in cash reflects the Company's repurchase of its Common Stock in January and February of 1996, as well as proceeds from the issuance of Common Shares in 1995, the majority of which were proceeds from the Company's June 1995 public offering.

Due to the previously mentioned expected continued use of cash for capital expenditures, the Company's cash balances are expected to further decline throughout 1996. On April 30, 1996, the Company elected to terminate its committed credit facility, which otherwise was to expire on June 7, 1996. The Company is in the process of negotiating additional credit facilities. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, as well as from equity or debt financing based on market conditions. There can be no assurance that the Company will be able to obtain future financing when needed or on favorable terms.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995 (the 1995 Form 10-K) and to Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996 (the March 1996 Form 10-Q) for a discussion of certain pending legal proceedings. Except as discussed below, there have been no material developments in any of such matters since the filing of the Company's March 1996 Form 10-Q.

Texas Instruments

The Company is a named defendant in a lawsuit filed by TI in 1990 claiming patent infringement of now expired U.S. patents. In May 1995, a jury found against the Company in the amount of $19.4 million. Although contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. The trial judge subsequently issued an order overturning and setting aside the jury verdict. TI pursued an appeal before the Court of Appeals for the Federal Circuit seeking reversal of the trial judge's order as well as enhanced damages, pre-judgment interest and attorneys' fees. On July 23, 1996, the Court of Appeals handed down an opinion holding that the Company had not infringed the subject patents and affirming the trial judge's order. The litigation charge originally recorded in the second quarter of 1995 is shown as a separate liability on the balance sheet, net of TI litigation expenditures incurred, pending resolution of this and related intellectual property matters. In the event that TI successfully appeals the decision of the Court of Appeals and enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and/or attorney's fees are awarded, such a judgment could result in a material reduction in liquidity, as well as an adverse impact on the Company's reported results of operations. For more information, refer to the Company's 1995 Form 10-K page 10 and Note 4 of Notes to Consolidated Financial Statements on pages 32 and 33 and to the Company's March 1996 Form 10-Q.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on May 31, 1996 (the Meeting).

(b)      The following directors were elected at the Meeting:

                           Pierre S. Bonelli
                           Robert P. Dilworth
                           William G. Howard, Jr.
                           Paul R. Lowe
                           Alfred J. Stein
                           Horace H. Tsiang

Item 4.  Submission of Matters to a Vote of Security Holders (continued)

(c)  The results of the vote on the matters voted upon at the Meeting are:


         (i)  Election of Directors           For              Withheld
              ---------------------        ----------          ---------
              Pierre S. Bonelli            39,570,304          2,693,842
              Robert P. Dilworth           40,341,053          1,923,093
              William G. Howard, Jr.       40,531,825          1,732,321
              Paul R. Lowe                 40,531,907          1,732,239
              Alfred J. Stein              40,502,567          1,761,579
              Horace H. Tsiang             40,590,426          1,673,720

                                                                                 Broker
                                              For        Against     Abstained  Non-Votes
                                           ----------    ---------   ---------  ---------
         (ii) Approval of an amendment
              to the 1992 Stock Plan       30,960,831    8,949,918    298,874   2,054,523

                                                          For         Against      Abstained
                                                       ----------     -------      ---------
         (iii)    Ratification of the selection of
                  Ernst & Young LLP to serve as
                  auditors for fiscal 1996             41,908,049     171,508       184,589


The foregoing matters are described in more detail in the Registrant's definitive proxy statement dated May 3, 1996 relating to the Meeting.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits - See Index to Exhibits on Page 18.

(b)      Reports on Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 VLSI  TECHNOLOGY,  INC.

                                                       (Registrant)


Date      August 9, 1996                         By: Gregory K. Hinckley
                                                 -----------------------------
                                                 Gregory K. Hinckley
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)

Date      August 9, 1996                         By: John C. Batty
                                                 -----------------------------
                                                 John C. Batty
                                                 Vice President and Treasurer

                             VLSI TECHNOLOGY, INC.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                        DESCRIPTION

  10.1 Form of Change In Control Agreement by and between the Company and each of the following officers or employees of the Company: Bernd U. Braune, Gregory K. Hinckley, Thierry Laurent, L. Don Maulsby, Dieter J. Mezger and Alfred J. Stein

  11.1            Calculation of Earnings Per Share

  27.1            Financial Data Schedule