Form 10-Q
period 1996-09-27
VLSI TECHNOLOGY INC
filed 1996-11-07
CIK 704386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

MARK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED  SEPTEMBER 27, 1996

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

                                Yes (X)  No ( )

 Shares outstanding of the Registrant's Common Stock as of September 27, 1996:
                                   45,932,419

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             VLSI TECHNOLOGY, INC.

            CONSOLIDATED CONDENSED STATEMENTS OF INCOME -- UNAUDITED
                 (THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            -----------------------------     -----------------------------
                                            SEPTEMBER 27,   SEPTEMBER 29,     SEPTEMBER 27,   SEPTEMBER 29,
                                                1996            1995              1996            1995
                                            -------------   -------------     -------------   -------------
Net revenues..............................   $    182,959    $    188,184      $    533,197    $    535,608
Cost of sales.............................        109,478         113,069           325,827         321,836
                                              -----------     -----------       -----------     -----------
Gross profit..............................         73,481          75,115           207,370         213,772
                                              -----------     -----------       -----------     -----------
Operating expenses
  Research and development................         27,064          22,740            77,044          65,676
  Marketing, general and administrative...         33,798          31,886           102,856          90,820
                                              -----------     -----------       -----------     -----------
Operating income..........................         12,619          20,489            27,470          57,276
Patent matters............................         (7,500)             --            (7,500)        (19,400)
Interest income and other expenses, net...          2,144           3,926             8,972           6,351
Interest expense..........................         (3,505)         (1,338)           (8,841)         (4,655)
                                              -----------     -----------       -----------     -----------
Income before provision for taxes on
  income..................................          3,758          23,077            20,101          39,572
Provision for taxes on income.............          1,125           6,920             6,025          11,870
                                              -----------     -----------       -----------     -----------
Net income................................   $      2,633    $     16,157      $     14,076    $     27,702
                                              ===========     ===========       ===========     ===========
Net income per share......................   $        .06    $        .35      $        .30    $        .66
                                              ===========     ===========       ===========     ===========
Weighted average common and common
  equivalent shares outstanding...........     46,961,938      46,728,539        46,745,282      42,209,219
                                              ===========     ===========       ===========     ===========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (THOUSANDS)

                                                                     SEPTEMBER 27,
                                                                         1996          DECEMBER 29,
                                                                      (UNAUDITED)          1995
                                                                     -------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents........................................    $ 154,439        $  183,165
  Liquid investments...............................................       28,794           182,416
  Accounts receivable, net of allowance for doubtful accounts and
     customer returns of $2,000 ($2,100 at December 29, 1995)......      116,833           119,638
  Inventories:
     Raw materials.................................................        5,806             4,683
     Work-in-process...............................................       46,767            47,069
     Finished goods................................................        9,844             9,096
                                                                       ---------         ---------
  Total inventories................................................       62,417            60,848
  Deferred and refundable income taxes.............................       43,388            47,706
  Prepaid expenses and other current assets........................        6,939             4,362
                                                                       ---------         ---------
     Total current assets..........................................      412,810           598,135
Property, plant and equipment, at cost.............................      905,741           698,213
Accumulated depreciation and amortization..........................     (416,127)         (346,172)
                                                                       ---------         ---------
  Net property, plant and equipment................................      489,614           352,041
Other assets.......................................................       11,709             9,711
                                                                       ---------         ---------
          Total Assets.............................................    $ 914,133        $  959,887
                                                                       =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $  59,415        $  100,099
  Accrued compensation and benefits................................       21,999            24,802
  Deferred income..................................................        7,536             9,067
  Patent matters...................................................       26,027            18,543
  Other accrued liabilities........................................       42,498            36,367
  Current capital lease obligations................................        1,091             1,552
  Current portion of long-term debt................................        7,524             7,608
                                                                       ---------         ---------
     Total current liabilities.....................................      166,090           198,038
Non-current capital lease obligations..............................        2,636             3,465
Long-term debt.....................................................      209,633           215,382
Deferred income taxes..............................................       12,373            12,373
Stockholders' equity:
  Preferred Shares, $.01 par value.................................           --                --
  Common Shares, $.01 par value....................................          472               472
  Treasury Common Shares, at cost..................................      (21,256)               --
  Additional paid-in capital.......................................      460,980           461,028
  Retained earnings................................................       83,205            69,129
                                                                       ---------         ---------
     Total stockholders' equity....................................      523,401           530,629
                                                                       ---------         ---------
          Total Liabilities and Stockholders' Equity...............    $ 914,133        $  959,887
                                                                       =========         =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -- UNAUDITED
                                  (THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                    -------------------------------
                                                                    SEPTEMBER 27,     SEPTEMBER 29,
                                                                        1996              1995
                                                                    -------------     -------------
                                                                      INCREASE (DECREASE) IN CASH
                                                                         AND CASH EQUIVALENTS
Operating activities:
  Net income......................................................    $  14,076         $  27,702
  Adjustments to reconcile net income to net cash generated by operations:
     Depreciation and amortization................................       82,706            53,043
     Deferred income taxes........................................           --            (7,042)
     Changes in operating assets and liabilities:
       Accounts receivable........................................        2,805           (31,793)
       Inventories................................................       (1,569)           11,156
       Deferred and refundable income taxes.......................        4,318                --
       Accounts payable, accrued liabilities and deferred
        income....................................................      (12,390)           52,554
       Other......................................................       (5,959)           (7,396)
                                                                      ---------         ---------
     Cash generated by operations.................................       83,987            98,224
                                                                      ---------         ---------
Investing activities:
  Purchases of liquid investments.................................     (107,224)         (264,220)
  Proceeds from maturities of liquid investments..................      260,782            43,477
  Purchases of property, plant and equipment......................     (237,424)          (93,900)
  Other...........................................................         (450)             (450)
                                                                      ---------         ---------
     Net cash flow used for investing activities..................      (84,316)         (315,093)
                                                                      ---------         ---------
Financing activities:
  Payments on debt and capital lease obligations..................       (7,123)          (15,612)
  Issuance of long-term debt......................................           --           172,500
  Conversion of long-term debt to equity..........................           --              (845)
  Repurchase Treasury Shares......................................      (27,181)               --
  Issuance of Common and Treasury Shares, net.....................        5,907           135,908
                                                                      ---------         ---------
     Net cash flow provided by (used for) financing activities....      (28,397)          291,951
                                                                      ---------         ---------
Net increase (decrease) in cash and cash equivalents..............      (28,726)           75,082
Cash and cash equivalents, beginning of period....................      183,165            93,310
                                                                      ---------         ---------
Cash and cash equivalents, end of period..........................    $ 154,439         $ 168,392
                                                                      =========         =========
Supplemental disclosures:
  Cash outflows for property, plant and equipment.................    $ 237,424         $  93,900
     Add: Secured equipment loans.................................           --            19,341
     Less: Decrease in accrual for property, plant and equipment
      additions ..................................................      (20,300)               --
                                                                      ---------         ---------
     Property, plant and equipment additions......................    $ 217,124         $ 113,241
                                                                      =========         =========
  Interest paid...................................................    $  12,140         $   4,609
                                                                      =========         =========
  Income taxes paid, net..........................................    $   3,316         $   6,819
                                                                      =========         =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the year ended December 29, 1995 (the 1995 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1995 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the quarter and nine-month period ended September 27, 1996 are not necessarily indicative of the results that may be expected for the year ending December 27, 1996.

     2. The tax provision for VLSI Technology, Inc. (the Company or VLSI) of 30% for the first nine months of 1996 primarily reflects benefits from the utilization of state tax credits and foreign taxes that are less than the U.S. statutory rate. The Company's tax provision of 30% for the first nine months of 1995 primarily reflects benefits from the utilization of tax credits and a valuation allowance.

     3. The Company is a named defendant in a lawsuit filed by Texas Instruments Incorporated (TI) in 1990 claiming patent infringement. For more information, see Note 4 of Notes to Consolidated Financial Statements on pages 32 and 33 of the Company's 1995 Annual Report and Item 1 in Part II of this Form 10-Q.

     During the third quarter of 1996, the Company concluded a patent licensing agreement with IBM. As a result of that agreement, the Company recorded a charge against earnings for $7.5 million for the release of alleged infringement claims incurred prior to 1996. The Company will also pay an on-going royalty through the five-year term of the agreement in amounts not considered material to the results of any one quarter.

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies have individually contacted the Company concerning its alleged use of intellectual property belonging to them. In addition, VLSI has entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI access to third party technology, or to allow third parties access to VLSI's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material effect on the Company's financial position or results of operations.

     4. In January 1996, the Board of Directors (Board) authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue these shares at a later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. The Company repurchased 1.8 million shares at an average per share price of $15.10 during January and February 1996. No additional shares had been repurchased as of September 27, 1996. Through the third quarter of 1996, approximately 500,000 of the repurchased shares were re-issued through certain of the Company's employee stock plans.

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

     6. The Company depreciates its property, plant and equipment based on estimated useful lives and salvage values. As described in "Factors Affecting Future Results" in Item 2 in Part I of this Form 10-Q, the Company does not have sufficient demand to fully utilize the San Jose, California fabrication facility and may not have ultimate use for its trailing edge technology. The Company is exploring various alternatives to respond to the excess capacity at this facility. The ultimate decision to pursue any of those alternatives could lead the Company to determine that its estimate that it will recover the carrying amount of property, plant and equipment related to this facility from future operations will change in the near term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations -- First Nine Months of 1996 Compared to the First Nine Months of 1995

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

     The following table summarizes the Company's operating results for the nine-month period ended September 27, 1996 as compared to the nine-month period ended September 29, 1995 (dollars in thousands):

                                                                  NINE MONTHS
                                         -------------------------------------------------------------
                                                        1996                             1995
                                         -----------------------------------     ---------------------
                                                      PERCENT       PERCENT                   PERCENT
                                                       OF NET       CHANGE                     OF NET
                                         AMOUNTS      REVENUES     FROM 1995     AMOUNTS      REVENUES
                                         --------     --------     ---------     --------     --------
Net revenues...........................  $533,197       100.0%        (0.5)%     $535,608       100.0%
Cost of sales..........................   325,827        61.1          1.2        321,836        60.1
                                         --------       -----                    --------       -----
Gross profit...........................   207,370        38.9         (3.0)       213,772        39.9
Research & development.................    77,044        14.5         17.3         65,676        12.3
Marketing, general & administrative....   102,856        19.3         13.3         90,820        16.9
                                         --------       -----                    --------       -----
Operating income.......................    27,470         5.1        (52.0)        57,276        10.7
Patent matters.........................    (7,500)        1.4        (61.3)       (19,400)        3.6
Interest income, net...................       131           *        (92.3)         1,696         0.3
Income taxes...........................     6,025         1.1        (49.2)        11,870         2.2
                                         --------       -----                    --------       -----
Net income.............................  $ 14,076         2.6        (49.2)      $ 27,702         5.2
                                         ========       =====                    ========       =====

---------------
* Not meaningful

     The Company earned net income of $14.1 million for the first nine months of 1996, compared to net income of $27.7 million in the first nine months of 1995. Net income in the first nine months of 1996 reflects the effects of decreased gross profit in dollars and as a percentage of net revenues (gross margin) mainly due to underutilized capacity in the Company's San Jose, California fabrication facility and inventory charges taken for certain X86 devices as discussed below. Additionally, there were significantly higher operating expenses in the first nine months of 1996.

     Net revenues in the first nine months of 1996 remained relatively flat from the comparable 1995 period. Increases in revenues from the Company's communications and consumer digital entertainment products in the first nine months of 1996 were offset by decreases in revenues from the Company's X86-based computer devices and devices for incorporation into Apple products (together referred to as personal computer devices). The portion of the Company's total revenues that was generated from personal computer devices has declined from approximately 45% for the first nine months of 1995 to approximately 15% for the first nine months of 1996, and is expected to remain at or below that percentage of total Company revenue for the next several quarters. This decline in revenue is the result of a decrease of the Company's market share in the X86 chip set market primarily as a result of Intel's expansion in scope of its business from microprocessors to motherboards and core logic chip sets.

     International net revenues (including export sales) decreased, accounting for 43.9% of net revenues in the first nine months of 1996 compared to 51.1% of net revenues in the first nine months of 1995, primarily due to decreases in export sales of personal computer devices to the Asia-Pacific region. European net revenues increased from the comparable 1995 period due to growth in the Company's shipments of communications and consumer digital entertainment devices in that region. Net revenues to Japan increased from the comparable 1995 period due to shipments of new consumer digital entertainment devices to that region.

     The decrease in the Company's X86-based revenue led to underutilization at the Company's San Jose facility, which in turn led to certain manufacturing inefficiencies as well as inventory charges taken during the first quarter of 1996 for certain X86 devices as a result of the change in the business. In response to the loss of a substantial portion of its X86 business, the Company instituted a reduction in force in March 1996 in both the San Jose fabrication facility and in the Company's Tempe, Arizona test facility. However, with a further decline in the personal computer business, these actions proved to be inadequate, and manufacturing inefficiencies at the San Jose fabrication facility are expected to continue to adversely impact the Company. The underutilization of the San Jose fabrication facility, expenses relating to the reduction in force and inventory charges for certain X86 devices negatively affected gross margins in the first nine months of 1996 significantly. See the discussion of "Factors Affecting Future Results" below.

     R&D expenditures increased by $11.4 million (17.3%) in the first nine months of 1996 over expenditures in the same 1995 period and increased as a percentage of net revenues from 12.3% to 14.5%, reflecting continuing additional investment in new products and package and process technologies. Increases in R&D expenditures in the first nine months of 1996 reflect an emphasis on design environment, process development and product development for the consumer digital entertainment and communications markets.

     Marketing, general and administrative expenses for the first nine months of 1996 increased by $12.0 million (13.3%) from the first nine months of the prior year and increased as a percentage of net revenues from 16.9% to 19.3%. The increase is due primarily to higher sales and marketing expenses relating to the Company's shift in product markets away from the personal computer products and towards the communications and consumer digital entertainment markets.

     During the third quarter of 1996, the Company concluded a patent licensing agreement with IBM. As a result of that agreement, the Company recorded a charge against earnings for $7.5 million for the release of alleged infringement claims incurred prior to 1996. The Company will also pay an on-going royalty through the five-year term of the agreement in amounts not considered material to the results of any one quarter. Additionally, as discussed in Note 3 to the Consolidated Condensed Financial Statements and in Item 1 of Part II hereof, VLSI recorded a charge in the second quarter of 1995 of $19.4 million associated with patent matters.

     Interest income, net shows income of $0.1 million in the first nine months of the current year as compared to $1.7 million in the same period a year ago, reflecting higher interest expense in the first nine months of 1996 over the first nine months of 1995 due to a higher amount of debt outstanding, partially offset by a higher level of capitalized interest and higher interest income. As discussed below in "Liquidity and Capital Resources", the Company's 1996 capital expenditures have been financed through cash. This use of cash will result in reduced quarterly interest income. Further, as significant capital additions activity is beginning to slow and with recent equipment additions being placed into service, the levels of capitalized interest is expected to decline in future quarters.

     The Company's tax provision of 30% for the first nine months of 1996 primarily reflects benefits from the utilization of state tax credits and foreign taxes that are less than the U.S. statutory rate. The Company's tax provision of 30% for the first nine months of 1995 primarily reflects benefits from the utilization of tax credits and a valuation allowance.

  Results of Operations -- Third Quarter of 1996 Compared to the Third Quarter of 1995

     The following table summarizes the Company's operating results for the three-month period ended September 27, 1996 as compared to the three-month period ended September 29, 1995 (dollars in thousands):

                                                                 THIRD QUARTER
                                         -------------------------------------------------------------
                                                        1996                             1995
                                         -----------------------------------     ---------------------
                                                      PERCENT       PERCENT                   PERCENT
                                                       OF NET       CHANGE                     OF NET
                                         AMOUNTS      REVENUES     FROM 1995     AMOUNTS      REVENUES
                                         --------     --------     ---------     --------     --------
Net revenues...........................  $182,959       100.0%        (2.8)%     $188,184       100.0%
Cost of sales..........................   109,478        59.8         (3.2)       113,069        60.1
                                          -------       -----                     -------       -----
Gross profit...........................    73,481        40.2         (2.2)        75,115        39.9
Research & development.................    27,064        14.8         19.0         22,740        12.1
Marketing, general & administrative....    33,798        18.5          6.0         31,886        16.9
                                          -------       -----                     -------       -----
Operating income.......................    12,619         6.9        (38.4)        20,489        10.9
Patent matters.........................    (7,500)        4.1            *             --          --
Interest income (expense), net.........    (1,361)        0.8            *          2,588         1.4
Income taxes...........................     1,125         0.6        (83.7)         6,920         3.7
                                          -------       -----                     -------       -----
Net income.............................  $  2,633         1.4        (83.7)      $ 16,157         8.6
                                          =======       =====                     =======       =====

---------------
* Not meaningful

     The Company earned net income of $2.6 million in the third quarter of 1996 compared to net income of $16.2 million in the third quarter of 1995. The decrease in net income reflects lower net revenues, higher operating expenses and charges for certain patent matters as previously mentioned.

     Net revenues in the third quarter of 1996 decreased 2.8% from the comparable 1995 period. This reflects decreases in revenues from the Company's personal computer devices as discussed earlier, offset by increased revenues during the third quarter of 1996 to the communications and consumer digital entertainment markets and a high level of one-time customer program charges, one of which contributed approximately $5 million to revenues. Software net revenues decreased approximately 10% in the third quarter of 1996 from the third quarter of 1995.

     Third quarter 1996 international revenues decreased in terms of both amount and percentage of revenues from the third quarter of 1995, primarily due to a 75% decrease in sales to the Asia-Pacific region. This decrease reflects reduced sales to the personal computer market.

     Gross margins in the third quarter of 1996 increased slightly from the third quarter of 1995 primarily as a result of more favorable manufacturing yields and higher loadings in the Company's San Antonio, Texas fabrication facility, offset by certain manufacturing inefficiencies and underloadings in the Company's San Jose facility. For further discussion of manufacturing issues, see "Factors Affecting Future Results".

     Both research and development expenditures and marketing, general and administrative expenses in the third quarter of 1996 were higher in dollar amount (and as a percentage of net revenues) compared to expenditures in the same 1995 period, reflecting increased costs as previously described for the first nine months of 1996.

     During the third quarter of 1996, the Company concluded a patent licensing agreement with IBM as previously described.

     Interest income (expense), net shows expense of $1.4 million in the third quarter of 1996 as compared to income of $2.6 million in the same period a year ago. The third quarter of 1996 interest income (expense), net changed from that of the third quarter of 1995 due to lower interest income from lower average cash balances and higher interest expense due to a higher amount of debt outstanding.

  Factors Affecting Future Results

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     As in 1995, approximately two-thirds of the Company's net revenues for the third quarter and first nine months of 1996 were derived from sales to its top 20 customers. As a result of the concentration of the Company's customer base, loss or cancellation of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company's results of operations. In late 1995, Apple, a significant customer, announced delays to certain of its products in development as well as excessive amounts of inventories. This reduction in Apple's operations resulted in lower than expected VLSI revenues from Apple in the fourth quarter of 1995, which has continued through the first nine months of 1996. VLSI anticipates this will continue into at least the fourth quarter of 1996, as Apple's market share and unit volumes sold have continued to decrease since the third quarter of 1995. In addition, Apple has instituted a policy of using numerous logic suppliers for the majority of its products that contain VLSI devices, effectively decreasing the Company's share of Apple's requirements for VLSI devices. Due to the continued decline in the Company's X86 chip set business, the Company has experienced a shift in its top 20 customers in the first nine months of 1996 away from the high concentration of personal computer industry companies that was seen in 1995. The Company expects this shift towards customers in the communications and consumer digital entertainment markets to continue. Shipments to a single customer accounted for 16% of net revenues in the third quarter of 1996 and 13% of net revenues in the first nine months of 1996, as compared to less than 10% in the third quarter of 1995 and first nine months of 1995.

     The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. These product supply and demand fluctuations have historically been characterized by periods of manufacturing capacity shortages immediately followed by periods of excess capacity, which are caused by the previously mentioned additions of manufacturing capacity in large increments. Due to the industry-wide manufacturing capacity shortage experienced during 1995, the Company accelerated the expansion and upgrading of its manufacturing capacity. Specifically, the Company has recently completed the facilitization of the third and fourth modules at its San Antonio facility and steps to further equip those modules continue. Additionally, in 1995 the Company expanded and upgraded its manufacturing facility in San Jose by converting production to a 6-inch CMOS wafer process. Due to the high fixed costs of the industry, profitability can drop sharply as utilization drops during periods of overcapacity. The Company believes that the semiconductor industry is in a period of overcapacity. The previously mentioned underloadings at the Company's San Jose facility have had a significant, negative impact on the Company's revenues and gross profit in the first nine months of 1996 and the negative impact is expected to continue. As customer needs and markets served by the Company have shifted to require advanced process technologies, the Company does not have sufficient demand to fully utilize the San Jose fabrication facility and may not have ultimate use for its trailing edge technology. The Company is exploring various alternatives to respond to the excess capacity at the San Jose fabrication facility. The ultimate decision to pursue any of those alternatives could lead to the Company recording a material charge to operations.

     With the progression of 1996, the Company is manufacturing a higher percentage of its products in its own facilities. In the first nine months of 1996, VLSI produced approximately 95% of its wafer requirements internally as compared to approximately 80% of its entire year 1995 wafer requirements. With the continued reliance on internal capacity, any further declines in business will have a more significant impact on internal high fixed cost manufacturing capacity utilization, with associated drops in gross margins.

     The Company's products are susceptible to severe pricing pressures and the Company continually pursues cost reductions, including process enhancements, in order to maintain favorable gross profit margins. Future gross margins will also vary with the general condition of the economy, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields, utilization of high fixed cost fabrication capacity and the effect of ongoing manufacturing cost reduction activities. The Company's COMPASS subsidiary, like other companies in the electronic design automation business, is particularly subject to significant fluctuations in revenues due to limited backlog and on large orders placed late in quarters.

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

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others may have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies have individually contacted the Company concerning its alleged use of intellectual property belonging to them. In addition, VLSI has entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI access to third party technology, or to allow third parties access to VLSI's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material effect on the Company's financial position or results of operations.

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

  Liquidity and Capital Resources

     VLSI generates cash from operations, debt and equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering and payments of obligations. In addition, in 1996 cash was used to repurchase shares of the Company's Common Stock.

     At September 27, 1996, total cash, cash equivalents and liquid investments decreased $182.3 million from the 1995 fiscal year-end balance due primarily to the ongoing capital expansion of the Company's San Antonio fabrication facilities and the repurchase of Common Stock in the first nine months of 1996. Working capital decreased to $246.7 million at September 27, 1996 from $400.1 million at December 29, 1995.

     During the nine-month period ended September 27, 1996, the Company generated $84.0 million of cash from operations, a 14.5% decrease from the $98.2 million of cash generated for the nine-month period ended September 29, 1995. Accounts receivable were $2.8 million lower at September 27, 1996 than at December 29, 1995. Concurrently, inventory levels increased $1.6 million from December 29, 1995 levels. Accounts payable, accrued liabilities and deferred income at September 27, 1996 decreased by $12.4 million from December 29, 1995 due to less volume with outside wafer suppliers and assembly and test operations.

     Cash used for investing activities was $84.3 million for the nine-month period ended September 27, 1996, as compared to $315.1 million for the nine-month period ended September 29, 1995. The decrease is a result of proceeds from maturing liquid investments which were used to purchase property, plant and equipment. VLSI invested $217.1 million in property, plant and equipment during the first nine months of 1996 compared to $113.2 million in the comparable 1995 period. Capital additions during 1996 were financed by cash. The 1996 nine-month investments in property, plant and equipment included, for the most part, equipment for sub-micron wafer fabrication. The 1995 nine-month investments in property, plant and equipment included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. Total capital expenditures budgeted for 1996 are $300 million, which will primarily be used in further equipping the third and fourth modules of the Company's San Antonio fabrication facility. The Company expects to utilize cash from operations for the remainder of its 1996 capital expenditures.

     Cash used for financing activities was $28.4 million in the first nine months of 1996 compared to cash provided by financing activities of $292.0 million in the same 1995 period. This change in cash reflects the Company's repurchase of its Common Stock in January and February of 1996, as well as proceeds from the issuance of Common Shares in 1995, the majority of which were proceeds from the Company's June 1995 public offering as well as an offering of convertible subordinated notes in September 1995.

     Due to the previously mentioned expected continued use of cash for capital expenditures, the Company's cash balances are expected to further decline in the fourth quarter of 1996 and into 1997. On April 30, 1996, the Company elected to terminate its committed credit facility, which otherwise was to expire on June 7, 1996. The Company is in the process of negotiating new credit facilities. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, as well as from equity or debt financing based on market conditions. There can be no assurance that the Company will be able to obtain future financing when needed or on favorable terms.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995 (the 1995 Form 10-K) and to Item 1 of
Part II of the Company's Quarterly Reports on Form 10-Q for the quarters ended March 29, 1996 and June 28, 1996 (the March 1996 Form 10-Q and the June 1996 Form 10-Q, respectively) for a discussion of certain pending legal proceedings. Except as discussed below, there have been no material developments in any of such matters since the filing of the Company's June 1996 Form 10-Q.

  Texas Instruments

     The Company is a named defendant in a lawsuit filed by TI in 1990 claiming patent infringement of now expired U.S. patents. In May 1995, a jury found against the Company in the amount of $19.4 million. Although contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. The trial judge subsequently set aside the jury verdict. TI appealed to the Court of Appeals for the Federal Circuit seeking reversal of the trial judge's order as well as enhanced damages, pre-judgment interest and attorneys' fees. In July 1996, the Court of Appeals held that the Company had not infringed the subject patents and affirmed the trial judge's order. In September 1996, the Court of Appeals denied TI's petition for rehearing on the Court's previous ruling. TI has until late December 1996 to file an appeal to the U.S. Supreme Court. The reserve recorded in the second quarter of 1995 is shown net of TI litigation expenditures incurred. In the event that TI successfully appeals the decision of the Court of Appeals and enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and/or attorney's fees are awarded, such a judgment could result in a material reduction in liquidity, as well as a material adverse impact on the Company's reported results of operations. For more information, refer to the Company's 1995 Form 10-K page 10 and Note 4 of Notes to Consolidated Financial Statements on pages 32 and 33 and to the Company's March 1996 Form 10-Q and June 1996 Form 10-Q.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits -- See Index to Exhibits.

     (b) Reports on Form 8-K -- None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  VLSI TECHNOLOGY, INC.
                                                       (Registrant)

Date              November 7,                          By:      /s/  GREGORY K. HINCKLEY
1996                                             ---------------------------------------------
                                                              Gregory K. Hinckley
                                                           Senior Vice President and
                                                            Chief Financial Officer
                                                         (Principal Financial Officer)
Date              November 7,                         By:      /s/  BALAKRISHNAN S. IYER
1996                                             ---------------------------------------------
                                                             Balakrishnan S. Iyer
                                                     Vice President, Controller and Chief
                                                              Accounting Officer
                                                        (Principal Accounting Officer)

                             VLSI TECHNOLOGY, INC.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                           DESCRIPTION
-------     -----------------------------------------------------------------------------------
  11.1      Calculation of Earnings Per Share
  27.1      Financial Data Schedule