Form 10-K
period 1996-12-27
VLSI TECHNOLOGY INC
filed 1997-03-14
CIK 704386

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE FISCAL YEAR ENDED: DECEMBER 27, 1996

                                         OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ________ TO ________

                           COMMISSION FILE NUMBER: 0-11879

                            -----------------------------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 434-3100
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

                        PREFERRED SHARE PURCHASE RIGHTS
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ].

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 was approximately $759,437,269 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, Common Shares held by persons who hold more than 5% of the outstanding voting shares and Common Shares held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

     As of February 28, 1997, the number of shares of the Registrant's Common Stock outstanding was 46,774,342.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 7, 1997 (the "Proxy Statement"), (Parts I & III). The Proxy Statement will be filed with the Securities and Exchange Commission in definitive form on or before 120 calendar days after 1996 fiscal year end.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     VLSI Technology, Inc., a Delaware corporation ("VLSI" or the "Company"), was incorporated in May 1987 as a successor to the business of VLSI Technology, Inc., a California corporation ("VLSI-California"). The merger of VLSI-California into the Company was completed on December 31, 1987. References herein to "VLSI" or the "Company" include its predecessor VLSI-California unless specified or unless the context otherwise requires.

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in the section entitled "Factors Affecting Future Results" in Item 7 of Part II of this Form 10-K. Statements made herein are as of the date of filing of this Form 10-K with the Securities and Exchange Commission and can be relied on as of that date. The Company disclaims any obligation to update the contents of those statements subsequent to the filing of this Form 10-K.

     The Company's fiscal year ends on the last Friday in December. Fiscal years 1996, 1995 and 1994 ended December 27, 29 and 30, respectively. Fiscal year 1994 consisted of 53 weeks, while all other years presented herein consisted of 52 weeks. References to 1994, 1995 and 1996 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

                                    OVERVIEW

     VLSI designs, manufactures and sells complex application-specific integrated circuits ("ASICs"), which are custom designed chips for an individual customer, and application-specific standard products ("ASSPs"), which are semi-custom chips designed for a particular market application that may be used by several different customers. Through its majority-owned subsidiary, COMPASS Design Automation, Inc. ("COMPASS"), VLSI offers an integrated suite of electronic design automation ("EDA") software tools, foundry-flexible libraries and support services for use by systems and circuit designers at other semiconductor and systems design companies in addition to VLSI. See "COMPASS DESIGN AUTOMATION, INC." below.

     VLSI applies its value-added technology to deliver products targeted at specific segments of the electronics marketplace. These products address a range of applications in the computing, communications and consumer digital entertainment markets. VLSI targets Original Equipment Manufacturer ("OEM") customers in these markets. See "MARKETING AND CUSTOMERS" below.

     The Company has developed significant design expertise in its targeted markets, establishing a library of proprietary cells and highly integrated building blocks and uses that expertise to assist customers in designing products and bringing them to market.

     The Company's objective is to design and manufacture highly-integrated, complex semiconductor devices that allow its customers to develop and bring to market higher value-added systems and products. Key elements in its strategy to achieve this objective include:

     Target selected growth markets. VLSI has targeted a limited number of growth markets in which it has built significant expertise. In these markets, the Company can utilize its library of proprietary cells and high-level building blocks to assist customers in designing and bringing the customers' products to market rapidly. VLSI believes that this allows the Company to offer more value to the customer at potentially higher gross margins for the Company. VLSI's target markets include computing applications, wireless and networking communications applications and consumer digital entertainment systems.

     Focus on industry-leading OEM customers. VLSI focuses its manufacturing and research and development resources on products for a limited number of OEM customers. The Company believes that leading OEM customers provide the Company with significant potential for growth. As with fiscal 1995, during the fiscal year ended December 27, 1996, approximately two-thirds of the Company's net revenues were derived from sales to its top 20 customers, all of which were OEM customers.

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

     Use FSB(TM) libraries to reduce customers' time to market. VLSI's Functional System Block(TM) ("FSB") libraries, an expanding collection of pre-designed cells and high-level building blocks, provides easy design-in of frequently used integrated circuit functions. The FSB library elements allow VLSI and its customers to more rapidly design and integrate products, thereby reducing VLSI's customers' time to market. VLSI's library of FSBs includes Graphics Controllers (LCD and CRT), a DES Encryption FSB, a PCI FSB, Floppy Disk Controllers, SCSI Controllers, T1 Controllers and a suite of analog functions for communications FSBs. VLSI continues to expand its FSB libraries through internal development and through the acquisition or licensing of technology from other companies. Technology acquired and/or licensed from other companies includes an ARM RISC-based microprocessor (low power, high performance embedded control applications), DSP, Ethernet, Fibre Channel, MPEG II and SSA.

     Focus on customer support. The Company seeks to differentiate itself from its competitors not only through the quality of its products, but also through the level of its technological support and service. VLSI operates a network of geographically dispersed Sales/Technology Centers where experienced engineers with a specific technical focus work directly with customers to develop designs for new products and to provide continuing after-sale customer support.

                      SILICON OPERATIONS -- VLSI PRODUCTS

PRODUCTS AND SERVICES

     VLSI has organized its business around targeted markets, establishing groups to address specific silicon markets. Each of the Company's silicon groups maintains independent marketing, applications, and research and development capabilities.

     The Company's market-focused structure permits VLSI to dedicate certain of its engineers to develop systems expertise and experience with applications in a particular market. VLSI believes that this increased systems expertise allows it to offer more value to the customer through the development of FSBs to address those specific requirements. VLSI's customers in silicon market segments have a choice of using proprietary solutions, standard solutions that are shared among multiple customers, or a combination of both.

     The computing group designs, manufactures and markets integrated circuits ("ICs") for the computer market, including high-end computing applications such as graphics workstations and high-end data storage systems. The communications group designs, manufactures and markets devices for wireless and networking communications. The consumer digital entertainment group designs, manufactures and markets ICs for consumer entertainment applications (such as set-top boxes for satellite and cable TV and video arcade game systems) and applications requiring security capabilities.

     The key to the success of these business units is providing customers with timely silicon solutions optimized for their applications. This approach enables rapid market introduction of customer products based upon VLSI's ability to customize for specific customer requirements.

     FSB library elements consist of system-level blocks that provide a higher level of integration than in a traditional design library. These blocks are designed to be combined with other FSB blocks, random logic and compiled elements to provide the optimum silicon circuit with minimum customer design time. FSB cells are intended to speed the development of integrated circuits, resulting in faster time to market for customers.

     Competition in silicon products and operations comes from a wide variety of established IC providers, including, but not limited to, International Business Machines Corporation, LSI Logic Inc., Lucent

Technologies, Motorola Inc., NEC Corporation, Philips Electronics N.V., SGS Thomson, Texas Instruments Inc. and Toshiba Corporation. See "COMPETITION" below.

COMPUTING

     This group provides solutions to the markets for personal computers, workstations, servers, parallel processors, mass storage systems and peripherals. During 1995, the dynamics of the X86 core logic chip set market changed dramatically. Intel Corporation, the dominant microprocessor supplier, gained significant market share in core logic chip sets that work with its microprocessors, as well as motherboards that use microprocessor and core logic chip sets. By the second half of 1995, Intel dominated the core logic chip set business and VLSI's design wins in this area dropped significantly. During 1996, due to the overwhelming position of Intel, VLSI elected to exit the X86 core logic chip set business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II herein.

     Historically, Apple Computer, Inc. has been a significant customer for the Company. In 1995, Apple accounted for 11% of the Company's net revenues. Revenues from Apple in 1996, however, amounted to less than 10% of net revenues. Revenues from Apple in 1994 also amounted to less than 10%.

     Given the Company's exit from the X86 core logic chip set business and the reduced activity at Apple, the Company redirected its expertise to developing and producing custom products for markets other than personal computing. Other significant high-end computing customers currently include Silicon Graphics Inc., Storage Technology Corporation and Stratus Computer, Inc. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II herein.

COMMUNICATIONS

     This group serves wireless and network customers. Wireless solutions are provided for voice and data communications through the use of baseband signal processing technology developed to support various wireless voice and data standards, including GSM, PHS and DECT. While the majority of the Company's products in this area continue to be ASICs, standard products include the Gizmo module (a GSM reference solution including baseband, radio and software access), RubyII (a communication processor) and Vocoder and Kernel (GSM baseband chips). As a licensee of Qualcomm Inc., the Company is in the process of developing products for CDMA solutions. Wireless revenues are primarily generated in non-U.S. markets. Sales to a single OEM, Ericsson, accounted for a majority of 1996, 1995, and 1994 worldwide wireless revenues and accounted for approximately 16% of the Company's 1996 net revenues.

     Networking solutions are provided for customers such as Alcatel, Cisco Systems Inc., DSC Communications, NEC, and Tellabs Inc. in several applications, including digital cross-connect, transmission, networking/internetworking, switching and multiplexing. Certain communications-specific FSB cells that include high complexity analog, digital and memory functions have been employed as high-level building blocks designed to consolidate voice, data image and video onto single networks. These products are designed to comply with the relevant industry standards such as ATM, T1/E1 and Sonet/SDH.

CONSUMER DIGITAL ENTERTAINMENT

     This group targets high volume entertainment-related markets, including set-top boxes for satellite and cable TV, digital video disk, cable modem and electronic games as well as industrial applications, including manufacturing and robotics. The customer base for the group includes General Instruments, Sega, Sony, Thomson Consumer Electronic and the Allen Bradley Division of Rockwell International.

     Secure information technologies in the form of data encryption circuits are another area of focus for this group. As products become more sophisticated and interactive, security becomes critical. In response to this need, VLSI has teamed its secure information technology with its consumer products technology. The Company also provides commercial applications of technologies originally developed for military use, including entertainment applications of graphics technology.

MARKETING AND CUSTOMERS

     The Company primarily uses a direct sales force and commissioned representatives to sell its silicon products and services. VLSI's silicon operations have 27 Sales/Technology Centers, consisting of 17 in the United States, five in Europe, four in the Asia-Pacific region, and one in Canada. The direct sales force is assisted by VLSI engineers located in its Sales/Technology Centers.

     The Company's Sales/Technology Centers support VLSI's customers by offering a range of design services. These services include system definition, complete logic and circuit design, and test program generation.

     During each of the years 1996, 1995 and 1994, VLSI's top 20 customers represented approximately two-thirds of the Company's net revenues. Shipments to a single customer in the communications business, Ericsson, accounted for 16% of net revenues in 1996, as compared to less than 10% in prior years. No other customer accounted for more than 10% of revenues in 1996. As noted above, Apple accounted for 11% of 1995 net revenues. In 1994, Compaq accounted for 22% of net revenues. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II herein.

RESEARCH AND DEVELOPMENT

     The Company's research and development ("R&D") is focused on continued investment in new products, design and development, and package and process technologies. The Company's R&D expenditures for the years 1996, 1995 and 1994 have shown sequential increases with total expenses of $105.2 million, $89.7 million and $78.9 million, respectively.

     The Company's future success depends on its ability to continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. The Company expects to continue to selectively invest in the research and development of new products. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and substantial capital commitments. If the Company is unable to design, develop, manufacture and market new products successfully and in a timely manner, its operating results could be adversely affected. No assurance can be given that Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the markets in question will develop.

     The Company's process technology development activities in 1996 concentrated on the finalization and implementation of a 0.35-micron CMOS process and the development of a 0.25-micron CMOS process. R&D activities in the packaging area continue to focus on high performance, high pin-count advanced packaging solutions.

     The Company regards technology that is licensed from third parties as a key component of product development. A few examples include the ARM microprocessor family, Oak DSP, Ethernet, Fibre Channel, MPEG II, SSA, power management, communications (including standards such as GSM, DECT, PHS, and CDMA), signal converters and forward error correction. Research and development efforts are ongoing to create products from those technologies and establish them as FSBs for use in ASIC products or for incorporation in ASSPs. See also "EMPLOYEES" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

MANUFACTURING

     The fabrication of integrated circuits is an extremely complex and precise process consisting of hundreds of separate steps and requiring production in a highly controlled, clean environment. Minute impurities, errors in any step of the fabrication process, defects in the masks used to print circuits on a wafer or a number of other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be non-functional.

     Semiconductor manufacturing is also highly capital intensive and capital costs have tended to significantly increase as geometries have decreased in size. The marketplace has placed an ongoing emphasis on ever-smaller geometries, as evidenced by increasing demand for deep sub-micron devices (those geometries under 0.5-micron), requiring the Company to increase its capital investment budget.

     The Company's success is partially dependent upon its ability to develop and implement new manufacturing process technologies. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. The Company believes that the transition to smaller geometry process technologies will be important to remaining competitive. The Company has recently introduced a 0.35-micron process into its San Antonio wafer fabrication facility. There can be no assurance that the Company will be able to profitably manufacture devices in these smaller geometries.

     In addition to large R&D expenditures required to develop processes for deep sub-micron devices, capital expenditure requirements to manufacture at such small geometries increase rapidly. Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. The Company made significant investments during 1996 in sub-micron manufacturing and expects to continue a high level of investment in this area in the future.

     The Company has manufacturing locations in San Antonio, Texas, Tempe, Arizona and San Jose, California. The San Antonio, Texas facility is primarily dedicated to wafer fabrication. During 1996, the Company substantially completed the expansion of the San Antonio wafer fabrication facility and its conversion to 0.6-micron and smaller processes. The Tempe, Arizona facility, in addition to sales, marketing, and technical support, contains design and final test facilities. Its San Jose, California plant currently performs wafer fabrication, probe and final test activities.

     The Company's San Jose wafer fabrication facility was converted from a 5-inch wafer process to a 6-inch process in 1995, and is primarily a 0.8-micron process facility. As an older facility, it faced certain technological limitations. During 1996, the reduction in VLSI's X86 core logic chip set business resulted in significant under-utilization of the facility. After exhausting several alternatives, including reduction in the use of subcontract wafer fabrication for VLSI, attempts to attract foundry customers, and searches for potential buyers or investors, in late 1996 the Company announced its decision to close the facility. The Company has recorded $115.6 million in special charges in connection with the closure, which is expected to be completed by the end of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Special Charges" in Item 7 of
Part II hereof.

     In addition to manufacturing in its own facilities, VLSI has had wafer manufacturing arrangements with several foreign companies specializing in subcontract wafer foundry services. These wafer subcontractors are themselves subject to all of the manufacturing risks that are applicable to VLSI's own wafer manufacturing operations. In addition, the Company's foreign subcontract manufacturing arrangements are subject to risks such as changes in government policies, transportation delays, increased tariffs, fluctuations in foreign exchange rates and export and tax controls. Lengthy or recurring disruptions of operations at either the Company's production facilities or those of its subcontractors for any reason, such as fire or earthquake, could cause significant delays in shipments until the Company could shift the products from an affected facility or subcontractor to another facility.

     The Company endeavors to balance its wafer manufacturing between internal facilities and its outside subcontract foundry providers. By the end of 1996, given the expansion of the Company's San Antonio facility and the reduction of the Company's X86 chip set business, the Company shifted substantially all of its wafer fabrication to its own facilities. Even with the anticipated closure of the San Jose wafer fabrication facility by the end of 1997, there can be no assurance that the Company will fully utilize its remaining manufacturing facilities. Any under-utilization of its fabrication facilities could have a material adverse effect on the Company's financial position or results of operations.

     The Company subcontracts substantially all of its integrated circuit packaging and approximately half of its final testing to third parties. The final tested circuits are then shipped to VLSI's customers or returned to the Company for shipment to customers. Subcontractors include companies in Korea, Taiwan, Japan and the

Philippines. Although the Company has no long-term contractual commitments from these suppliers, the Company believes that these sources of packaging and testing services are relatively reliable given their level of interdependence with the Company and the overall level of availability of worldwide subcontract packaging and testing capacity. Any problems experienced in obtaining acceptable subcontract manufacturing services could delay shipments of the Company's products and adversely affect the Company's results of operations.

     The principal raw materials used by the Company in the manufacture of its products are silicon wafers, processing chemicals and gases, leadframes and certain precious metals. Subcontractors use ceramic and plastic packages to enclose the devices produced for the Company. Certain raw materials used for the manufacture of ICs are available from a limited number of worldwide suppliers. The Company does not generally depend on long-term fixed-price supply contracts. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If VLSI were unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials. There can be no assurance that the Company will not experience significant difficulty obtaining raw materials or that fixed long-term contracts will not be necessary to ensure supplies of raw materials. The Company's operations also depend upon a continuing adequate supply of electricity, natural and specialty gases and water. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

COMPETITION

     The semiconductor industry in general and the markets in which the Company competes in particular are intensely competitive, exhibiting both rapid technological change and ongoing price erosion as technologies mature. Competition is primarily based on design capabilities (including both the design tool features and the skills of the design team), quality, delivery time and price. The Company believes that its overall competitive strengths include: a growing expertise in systems applications in specific markets, its high quality wafer processing technology and fabrication facilities, its experienced engineering staff, test capabilities, cost effectiveness, technical design services offered through its network of Sales/Technology Centers and design tools and services, including its proprietary FSB libraries.

     The Company competes with both domestic and foreign companies, many of whom have substantially greater financial, technical, marketing and management resources than the Company. Competition includes companies such as IBM, LSI Logic, Lucent, Motorola, NEC, Philips, SGS Thomson, TI and Toshiba. There is no assurance that the Company will be able to compete successfully in the future. See also "EMPLOYEES" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

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

     COMPASS produces a complete set of tools for all levels of design from VHDL and Verilog down to basic silicon structures. In the top-down design market segment, COMPASS focuses on formal verification and VHDL and Verilog-based synthesis and test-generation tools. In the physical design software area, COMPASS develops tools for floorplanning, automatic place-and-route, polygon-based custom layout tools, and physical layout verification tools. In library technology, COMPASS develops a wide range of libraries, memory and datapath compilers.

     COMPASS competes with other software vendors in the EDA market for integrated circuit design automation. Competition in the EDA market has come primarily from a few established vendors, such as

ASPEC Technology, Avant!, Cadence Design Systems, Mentor Graphics, Viewlogic Systems and Synopsys. COMPASS pursues cooperative relationships with certain of these EDA companies to provide complementary solutions to the vendors' offerings. Competition is based on such factors as design capabilities (including both the design tool features and the skills of the design team), quality, delivery time and price. The Company's ability to compete in the EDA market will depend upon the expansion of vendor libraries available for the logic design system and the foundries that can fabricate designs using COMPASS libraries. Such vendor libraries are available from COMPASS as well as other semiconductor vendors, which include Fujitsu, General Electric Corporation Ltd.'s Plessey Division, LG Semicon, Hitachi, Mitsubishi, NEC and Toshiba. Additionally, COMPASS libraries are supported by VLSI, Taiwan Semiconductor Manufacturing Company Ltd., Chartered Semiconductor Manufacturing Pte Ltd., European Silicon Structures BV and other foundries.

     COMPASS uses direct sales, commissioned representatives and distributors to sell its software products. COMPASS' 20 sales offices (13 in the United States, four in Europe and three in the Asia-Pacific region) include its three worldwide development centers. Direct sales represent COMPASS' primary domestic and European distribution channels.

     COMPASS generally licenses its design tools under non-transferable, non-exclusive license agreements and provides postcontract customer and software revision support. In addition, COMPASS offers training and consulting services to its customers. COMPASS retains ownership rights to all software that it develops. COMPASS uses various security schemes to protect its software products from unauthorized use or copying.

     COMPASS revenues for 1996 did not meet Company expectations, reflecting the subsidiary's difficulty in developing new products, increased competition and consolidation among EDA providers. Management is currently evaluating how best to respond to these circumstances and employ COMPASS' resources.

                                    BACKLOG

     The Company's sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by VLSI according to its own terms and conditions. Due to industry practice with respect to cancellation of orders, VLSI believes that backlog as of any particular date is not a reliable indicator of future revenue levels.

                                   EMPLOYEES

     As of December 27, 1996, the Company and its subsidiaries had approximately 3,000 employees worldwide. Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including management, technical and design personnel. In particular, the Company currently has numerous open positions, specifically in the engineering arena. Any lengthy delays in filling these positions will lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products.

                              PATENTS AND LICENSES

     The Company has filed a number of patent applications and currently holds numerous patents, expiring from 2003 to 2017, covering inventions in various areas, including computer-aided engineering, semiconductor manufacturing and electronic circuitry. The Company expects to file additional patent applications from time to time, as appropriate. VLSI does not consider the success of its business to be materially dependent on any single patent or group of patents.

     The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions, which have on occasion resulted in protracted and expensive litigation. The Company is currently one of three remaining defendants in a major patent infringement suit brought by TI and currently under appeal by TI. See "Legal Proceedings" in Item 3 of Part I hereof.

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies, including Motorola and IBM, have individually contacted the Company concerning its alleged use of intellectual property belonging to them.

     During the third quarter of 1996, in response to a claim by IBM of infringement by VLSI, the Company concluded a patent licensing agreement with IBM. As a result of that agreement, the Company recorded a charge against earnings of $7.5 million for the release of alleged infringement claims incurred prior to 1996. The Company will also pay an on-going royalty through the five-year term of the agreement in amounts not considered material to the results of any one quarter.

     VLSI has entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI access to third party technology, or to allow third parties access to VLSI's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material adverse effect on the Company's financial position or results of operations.

     The Company continually evaluates the adequacy of its reserve for asserted and unasserted patent matters. There are many semiconductor companies substantially larger than VLSI that have product and process technology rights that VLSI may have infringed. The reserve for patent matters is based on the best available information at that time and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change in the near term.

                                WORKING CAPITAL

     Information regarding the Company's working capital practices is incorporated herein by reference from Item 7 of Part II hereof under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                   FINANCIAL INFORMATION BY BUSINESS SEGMENT
                              AND GEOGRAPHIC DATA

     This information is included in Note 12 of Notes to Consolidated Financial Statements, which information is incorporated herein by reference to Item 8 of
Part II hereof.

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

ITEM 2. PROPERTIES

     The Company owns the buildings housing its three manufacturing facilities located in San Antonio, Texas, Tempe, Arizona and San Jose, California, as well as its headquarters buildings in San Jose. In addition,

VLSI (including its subsidiary, COMPASS) has 47 Sales/Technology Centers (30 in the U.S., nine in Europe, seven in the Asia-Pacific region, and one in Canada). The Company's other properties, including some comprising its San Jose campus, are occupied under operating leases that expire on various dates through October 2023 with options to renew in most instances. The Tempe facility is located on land held under a long-term ground lease, which expires in December 2037, while the Company owns the land beneath those San Jose and San Antonio facilities that it owns.

     The San Antonio facility began qualified production in 1989 and is primarily dedicated to wafer fabrication. Module A of four modules of class 1 clean room was completed in 1990, while Module B was partially facilitized and put into use beginning in 1991 with the balance of facilitization completed in 1993. During 1995, Module B was fully equipped. Facilitization of Modules C and D was begun in 1995 and both were fully facilitized by the end of 1996. At the end of the year, the facility was fully operational and operating at normal levels for its current equipment configuration. The Company believes that adding equipment to its existing facilities will satisfy the Company's growth needs in the near future.

     The Tempe site contains the research and development resources supporting the computing group, test facilities, marketing, sales and Technology Center functions. Due to the reductions in the workforce and a shifting of some test operations to subcontractors, the Tempe site currently has more than adequate space for its current operations and anticipated growth.

     The Company's San Jose facility, which includes manufacturing, COMPASS, corporate support services such as its computer center, technology development, a primary shipping location and a major design center, is located near earthquake faults. Should an earthquake cause an interruption in operations, operating results could be materially adversely affected.

     VLSI expanded into additional leased facilities adjacent to its San Jose headquarters in each of the three years ending in 1995. By the end of 1996 the Company had fully occupied its facility. The Company anticipates that the lease of the additional space, along with an option obtained for additional space adjacent to its leased facilities in San Jose, will satisfy the Company's growth needs in the near term. See "MANUFACTURING" in Item 1 of Part I hereof.

ITEM 3. LEGAL PROCEEDINGS

     For information regarding patent matters generally, see "Patents and Licenses" in Item 1 of Part I of this Form 10-K, which information is incorporated herein by reference.

  Texas Instruments Litigation

     TI filed a lawsuit in 1990 claiming process patent infringement by the Company of now expired U.S. patents. In May 1995, a jury found against the Company in the amount of $19.4 million. Although contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. The trial judge subsequently set aside the jury verdict and TI appealed. In July 1996, the Court of Appeals for the Federal Circuit affirmed the trial judge's order. TI has appealed the ruling to the U.S. Supreme Court. In the event that TI is successful on the appeal, there can be no assurance that the amount of the reserve will be sufficient if the Supreme Court were to award enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and/or attorneys' fees. There can be no assurance that TI will not prevail on its appeal or that, should TI ultimately lose on its appeal, there would be no other claims asserted by TI against VLSI for patent infringement.

  Other Litigation

     The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1996, which ended December 27, 1996.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning executive officers of the Company who are not also directors is set forth below:

     Mr. John C. Batty, age 42, was elected Vice President and Treasurer in December 1992. Mr. Batty joined the Company in June 1986 as Financial Manager. From April 1989 to April 1991, Mr. Batty was the Tempe, Arizona Site Controller. From April 1991 to December 1992, Mr. Batty was Director, Corporate Financial Planning.

     Mr. Larry L. Grant, age 51, joined the Company in January 1996 as Vice President, General Counsel and Secretary. From 1985 until joining VLSI, Mr. Grant was Vice President and General Counsel of Micron Technology, Inc., a semiconductor manufacturer.

     Mr. Balakrishnan S. Iyer, age 40, was elected to the position of Vice President and Chief Financial Officer in January 1997. Mr. Iyer joined the Company in April 1993 as Vice President and Controller. From July 1992 until joining VLSI, Mr. Iyer was Corporate Controller for Cypress Semiconductor Corporation, a semiconductor manufacturer. From August 1988 until July 1992, Mr. Iyer was Group Controller at Advanced Micro Devices, Inc., a semiconductor manufacturer.

     There are no family relationships among the Company's executive officers and directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                   1996                       DECEMBER 27     SEPTEMBER 27     JUNE 28      MARCH 29
------------------------------------------    -----------     ------------     --------     --------
Net revenues..............................     $ 183,573        $182,959       $182,526     $167,712
Gross profit..............................     $  76,203        $ 73,481       $ 71,156     $ 62,733
Net income (loss).........................     $ (63,623)       $  2,633       $  8,273     $  3,170
Net income (loss) per share...............     $   (1.38)       $   0.06       $   0.18     $   0.07
Market price:(1) High.....................     $  28 3/8        $ 16 7/8       $ 20 1/4     $16 13/16
                  Low.....................     $  15 1/4        $ 10 7/8       $ 12 5/8     $     11

                   1995                       DECEMBER 29     SEPTEMBER 29     JUNE 30      MARCH 31
------------------------------------------    -----------     ------------     --------     --------
Net revenues..............................     $ 184,311        $188,184       $184,389     $163,035
Gross profit..............................     $  74,805        $ 75,115       $ 74,583     $ 64,074
Net income................................     $  18,266        $ 16,157       $  1,295     $ 10,250
Net income per share......................     $    0.38        $   0.35       $   0.03     $   0.26
Market price:(1) High.....................     $  32 1/4        $ 37 5/8       $ 30 1/8     $18 3/16
                  Low.....................     $  16 1/4        $26 11/16      $ 16 3/4     $11 11/16

---------------

(1) The Company's Common Stock is traded on the Nasdaq National Market under the symbol VLSI. The prices per common share represent the highest and lowest closing prices for VLSI's Common Stock in the Nasdaq National Market during each quarter. On February 21, 1997, there were approximately 1,766 stockholders of record. The Company has not paid cash dividends and is currently prohibited from doing so. See Item 8, Note 3 of Notes to Consolidated Financial Statements.

     The Company did not sell any unregistered securities during fiscal 1996.

ITEM 6. SELECTED FINANCIAL DATA

                                              1996 (1)     1995       1994       1993     1992 (2)
                                              --------   --------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues................................  $716,770   $719,919   $587,091   $515,946   $428,498
Operating income (loss).....................  $(75,411)  $ 75,382   $ 46,749   $ 27,082   $(19,282)
Net income (loss)...........................  $(49,547)  $ 45,968   $ 31,697   $ 15,883   $(32,217)
Net income (loss) per share.................  $  (1.08)  $   1.05   $   0.85   $   0.45   $  (1.12)
Research and development as a percentage of
  net revenues..............................      14.7%      12.5%      13.4%      12.9%      11.8%
Capital expenditures........................  $245,116   $203,472   $ 94,446   $ 71,615   $ 40,123
Cash, cash equivalents and liquid
  investments...............................  $205,759   $365,581   $103,111   $ 72,636   $ 69,674
Working capital.............................  $238,016   $400,097   $138,704   $114,423   $102,149
Long-term debt and non-current capital lease
  obligations...............................  $209,973   $218,847   $ 96,804   $ 85,855   $ 83,178
Stockholders' equity........................  $470,479   $530,629   $255,430   $212,508   $185,008
Total assets................................  $890,942   $959,887   $490,216   $412,223   $368,208
Employees...................................     2,948      2,986      2,728      2,659      2,379

---------------

(1) Included in operations for the fourth quarter of 1996 are special charges of $115.6 million, primarily related to the Company's decision to close the San Jose, California wafer fabrication facility. See Item 8, Note 8 of Notes to Consolidated Financial Statements.

(2) Included in operations for the fourth quarter of 1992 is a special charge of $22.5 million related to the deemphasis of older technologies, costs of streamlining sales distribution channels, costs of relocating certain offices, writedowns of non-performing assets and costs associated with intellectual property matters.

     The Company has never paid any cash dividends and is currently prohibited from doing so under certain secured equipment loans. See Note 3 of Notes to Consolidated Financial Statements, which information is incorporated herein by reference to Item 8 of Part II hereof.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDA") should be read in conjunction with the 1996 Consolidated Financial Statements and Notes thereto in Item 8 of Part II herein.

     This MDA contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein, including those set forth in "Factors Affecting Future Results" below.

     The Company's fiscal year ends on the last Friday in December. Fiscal years 1996, 1995 and 1994 ended December 27, 29 and 30, respectively. Fiscal year 1994 consisted of 53 weeks, while all other years presented herein consisted of 52 weeks. References to 1996, 1995 and 1994 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

OVERVIEW

     VLSI (the "Company") reported net revenues in 1996 at approximately 1995 net revenue levels despite a significant drop in its personal computer ("PC") chip business. VLSI's PC chip business declined from approximately 46% of 1995 net revenues to approximately 15% of 1996 net revenues due to increased competition from Intel Corporation for core logic chip sets and reduced sales of Apple Computer related chips. Revenue growth in the communications, consumer digital entertainment and advanced computing businesses largely offset declines in the PC business.

     The rapid decline of VLSI's personal computer business resulted in unabsorbed costs associated with significant under-utilization of internal manufacturing capacity and inventory charges taken for personal computer devices in 1996. VLSI took several measures to address the capacity problem during the year: it reduced internal wafer fabrication at its San Jose fabrication facility; it cut back on the use of subcontract wafer fabrication; it marketed its excess capacity to potential foundry customers; and it explored interest on the part of outside buyers or investors in the facility. Although these measures provided some relief, the underlying excess capacity issue was not resolved satisfactorily. In the fourth quarter of 1996, after failed attempts to deal with the under-utilization, VLSI announced a plan to close its San Jose, California fabrication facility by the end of 1997 and recorded $115.6 million of special charges.

     The $115.6 million of special charges was the most significant factor contributing to the Company's reported net loss of $49.5 million in 1996 on $716.8 million of net revenues compared to net income of $46.0 million on net revenues of $719.9 million in 1995 and net income of $31.7 million on net revenues of $587.1 million in 1994. While gross profit margins had improved sequentially over the three years through 1995, excess capacity and essentially flat net revenues in 1996 resulting from the decline in the Company's personal computer business depressed 1996 gross profit margins.

RESULTS OF OPERATIONS

     The Company derives its net revenues primarily from sales of integrated circuits ("ICs") in three primary markets: Computing, Communications and Consumer Digital Entertainment. The Company's subsidiary, COMPASS Design Automation, Inc. ("COMPASS"), provides software and design libraries to the Electronic Design Automation ("EDA") market, which are intended to allow systems and chip designers to automate and standardize the integrated circuit design process.

                                                           1996         1995         1994
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Net revenues.......................................  $716,770     $719,919     $587,091
    Percentage increase (decrease) over preceding
      year.............................................        (*)          23%          14%

---------------

* Less than 0.5%.

     Net revenues from the PC market fell substantially in 1996 after Intel's expansion into the core logic chip set business caused VLSI to lose market share in the X86 market. Chip sales for Apple architecture systems also decreased in 1996. PC market net revenues in 1995 had increased due to higher units shipped for incorporation into Apple products, partially offset by decreased unit sales of X86 chip sets. Net revenues in 1994 from the PC market expanded due to higher average sales prices resulting from the introduction of new products targeted at portable and Pentium-compatible PC's.

     VLSI reported net revenues in 1996 that were down slightly from 1995 levels as strong demand for products designed for communications, consumer digital entertainment and advanced computing devices nearly offset declines in net revenues for products sold to the PC market. In 1996, net revenues from communications markets grew considerably over 1995 reflecting increased units shipped year on year. In 1995, net revenues from the communications market increased as units shipped in that market during 1995 approximately doubled from 1994. Similarly, a major portion of the Company's 1994 net revenue growth was due to an increase in the number of units shipped for communications devices.

     Net revenues from consumer digital entertainment products grew in 1996 for the third consecutive year reflecting continued increases of unit shipments for this market. The increase in 1996 net revenues is due to new business in the video arcade arena and to increased demand for set-top boxes for satellite and cable TV products.

     During each of the years 1996, 1995 and 1994, a different customer has exceeded 10% of net revenues. In 1996 that customer was in the communications market and in 1995 and 1994 the customers were in the personal computer business. See Note 12 of Notes to Consolidated Financial Statements.

     COMPASS' net revenues from the EDA market in 1996 declined from 1995 levels after 1995 had increased from 1994 levels. The decline in 1996 reflects COMPASS' difficulties developing new products, increased competition and consolidation among EDA providers. Results from operations in 1996 were not satisfactory and management is considering strategic alternatives to deal with these issues.

     International net revenues (including export sales) decreased in 1996 as a substantial portion of exports in prior years had been for devices for the PC market in the Asia-Pacific region. International net revenues were approximately 48% of 1996 net revenues, down from approximately 50% of net revenues in 1995 and 1994. European net revenues increased 20% in 1996 over 1995 after a 42% increase in 1995 over 1994 and a slight increase in 1994 over 1993. The growth in European net revenues reflects the location of the major customers for VLSI's communications devices and the success of GSM as the leading digital wireless standard in Europe. Increased sales of consumer digital entertainment devices into both Europe and Japan in 1996 over 1995 partially offset the decline in Asia-Pacific net revenues.

                                                           1996         1995         1994
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Gross profits......................................  $283,573     $288,577     $230,233
    Percentage of net revenues.........................        40%          40%          39%

     Gross profits as a percentage of net revenues in 1996 remained relatively flat with 1995 levels after improving to 40% in 1995 and 39% in 1994. The decrease in the Company's X86-based revenue led to under-utilization at the Company's San Jose facility, inventory charges taken during the first quarter of 1996 for personal computer devices, as well as certain manufacturing inefficiencies as a result of the change in the business. In response to the loss of a substantial portion of its X86 business, the Company instituted a reduction in force in March 1996 in both the San Jose fabrication facility and in the Company's Tempe, Arizona test facility. Costs associated with the under-utilization of the San Jose fabrication facility during 1996 and expenses relating to the reduction in force and inventory charges for certain X86 devices negatively affected gross profit margins in 1996. See the discussion of "Special Charges" below. The gross profit margin improvement from 1994 to 1995 reflected the implementation of new process technologies that enabled smaller device geometries, lower assembly costs, improved yields and improved product mix. Improvements made in manufacturing efficiencies and yields that led to lower costs were masked in 1996 by costs associated with under-utilization of wafer fab capacity. The 1995 gross profit margin was also adversely affected by certain manufacturing inefficiencies associated with the conversion of the San Jose, California facility to a 6-inch CMOS wafer process and the transition of the San Antonio, Texas facility to 0.6-micron and smaller geometry CMOS processes. For further discussion of factors affecting gross profit margins, see "Factors Affecting Future Results."

                                                           1996         1995         1994
                                                         --------     --------     --------
                                                                    (THOUSANDS)
    Operating expenses (excluding special charges).....  $243,364     $213,195     $183,484
    Percentage of net revenues (excluding special
      charges).........................................        34%          30%          31%

     Operating expenses (excluding special charges) were approximately 34% of net revenues in 1996 and approximately 30% and 31% of net revenues in 1995 and 1994, respectively. The increase in operating expenses as a percentage of net revenues in 1996 reflects the lack of revenue growth during a period of increasing R&D investment for new products and increases in marketing, general and administrative expenses. The decrease in operating expenses as a percentage of net revenues in 1995 reflects decreases in both marketing, general and administrative expenses and R&D expenses as a percentage of net revenues.

     While net revenues in 1996 were essentially flat to 1995, the Company continued to increase spending in R&D. Increased R&D expenses in each of the last three years reflect the continuing investment in new products, design development, and package and process technologies. In 1996 and 1995, new product development emphasized the communications and consumer digital entertainment markets. R&D expenses in 1994 focused on the development of new process technologies in smaller geometries and new devices for the communications and consumer digital entertainment markets, as well as the development of software for the EDA market. Included in 1996 R&D expenses is approximately $1 million for a reduction in force of the COMPASS engineering organization, which occurred in the third quarter of 1996.

     Marketing, general and administrative expenses have increased in amount each year from 1994 to 1996. These expenses grew faster than net revenues in 1996, while in 1995 and 1994 they decreased as a percentage of net revenues. The increase in expenses reflects the Company's investment supporting the transition in 1996 from PC to consumer markets.

SPECIAL CHARGES

     The 1996 special charges of $115.6 million primarily reflect the Company's decision in the fourth quarter to close its San Jose, California wafer fabrication facility. The Company's decision to shift to its newer markets late in 1995 combined with the loss of the X86 core logic business early in 1996 substantially reduced the demand for the San Jose facility's capacity. The decision to close this facility, made in the fourth quarter of 1996, came only after VLSI had unsuccessfully attempted to increase facility utilization by marketing the plant as a foundry and by searching for potential buyers or investors. VLSI expects to close the facility by the end of 1997 after working to accommodate its customers whose products have been manufactured exclusively in the San Jose facility.

     In addition to writing down assets by $64.6 million, the Company has recorded obligations totaling $51.0 million to make future disbursements for items such as employee severance costs and losses associated with sales commitments and customer accommodations. These payments, which are expected to occur throughout 1997, will be made from currently available cash, cash equivalents and liquid investments and from cash flows expected to be generated in 1997. Approximately 300 employees, primarily direct labor classifications, working in the San Jose facility are expected to be terminated when the plant closes in the latter part of 1997.

     The special charges also include costs associated with a change in estimate for settling lease terminations previously accrued in the Company's 1992 special charge and adjustments of the net book value of excess assets acquired to expand the San Antonio wafer fabrication facility.

     The Company has estimated the costs associated with the decision to close the San Jose facility and these other matters. Although the Company believes its estimates to be reasonable, actual costs associated with these plans may differ materially. In particular, the costs associated with estimating losses on sales commitments and accommodating customers are difficult to ascertain. Therefore, the Company may, in future periods, need to change its estimated costs associated with the special charges as more information becomes available.

     Customer products that can currently only be manufactured in the San Jose facility generated approximately $95 million of net revenues throughout 1996, inclusive of products manufactured early in 1996 on which VLSI experienced reduced demand later in the year. VLSI must determine whether to pursue alternative manufacturing arrangements in order to continue supplying these products to its customers. The Company estimates costs to operate the San Jose facility in 1997 will approximate $50 million, which costs should be removed from cost of sales in future years once the facility closure is complete. See also "Factors Affecting Future Results."

IMPACT OF CHANGES IN VALUES OF FOREIGN CURRENCIES/IMPACT OF INFLATION

     Net revenues and cost of sales of foreign subsidiaries are primarily U.S. dollar-based. Operating expenditures of foreign subsidiaries are based in local currency. As a result, fluctuations in currency rates have historically affected operating expenses. Although the U.S. dollar has fluctuated against the Japanese Yen and major European currencies in the last three years, the Company has been able to maintain an approximately offsetting balance between the remaining local currency based net revenues and operating expenses. In periods where there may be a negative impact on operating expenses, the Company generally has offsetting favorable currency-related results on net revenues. Conversely, when net revenues are negatively impacted, there are generally offsetting favorable impacts on operating expense. These offsetting tendencies result in currency fluctuations having an immaterial net effect on the operations of the Company over the last three years.

     The Company anticipates the difference between foreign currency net revenues and foreign currency operating expenses could become material in 1997, particularly with respect to the Japanese Yen and possibly certain European currencies. The Company has begun a program of entering into foreign currency hedges in an attempt to reduce the impact of currency fluctuations on the results of operations. There can be no assurance that such hedging activity will be successful in eliminating the effect of foreign currency fluctuations on results of operations.

     During 1995, the Company changed the functional currency of the majority of its larger European foreign subsidiaries from the local subsidiary currency to U.S. dollar-based currency, reflecting the significance of predominantly U.S. dollar-based net revenues and cost of sales. Prior to 1995, the Company had designated the local subsidiary currency as the functional currency of each of its foreign subsidiaries. There was no material effect on the consolidated financial statements from this change. See Note 1 of Notes to Consolidated Financial Statements.

     The Company believes that its consolidated financial statements accurately reflect the impact that inflation has, if any, on the results of operations of the Company and considers such impact to be immaterial for all periods presented.

PATENT MATTERS

     During the third quarter of 1996, in response to a claim by IBM of infringement by VLSI, the Company concluded a patent licensing agreement with IBM. As a result of that agreement, the Company recorded a charge against earnings of $7.5 million for the release of alleged infringement claims incurred prior to 1996. The Company will also pay an on-going royalty through the five-year term of the agreement in amounts not considered material to the results of any one quarter.

     The Company recorded a charge of $19.4 million in the second quarter of 1995 associated with claims on patent matters by TI. See Note 5 of Notes to Consolidated Financial Statements.

INTEREST EXPENSE AND OTHER, NET

     Interest expense in 1996 is higher reflecting a full year of interest expense associated with the 8.25% Convertible Subordinated Notes ("the Notes"). Net interest income in 1995 reflects the impact of increased cash balances derived from the June 1995 public offering of Common Stock and September 1995 offering of the Notes. As those proceeds have been used to fund expansion of the Company's manufacturing facilities since the second half of 1995, cash balances, and therefore interest income, have declined as expected in 1996. Also, during periods of significant capital expansion, total interest expense is reduced through higher levels of interest capitalization. As discussed below in "Liquidity and Capital Resources", the Company's 1996 capital expenditures have been financed through cash. This use of cash will result in reduced interest income in 1997. Further, as capital additions activity is estimated to be lower in 1997 given recent equipment additions placed into service, capitalized interest is expected to decline in 1997.

     The Company incurred immaterial foreign exchange gains and losses in 1996, 1995 and 1994.

PROVISION FOR TAXES ON INCOME

     The Company's 1996 tax benefit of 41% of pre-tax loss reflects U. S. federal and state tax benefits of the Company's loss and the utilization of foreign net operating loss carryforwards offset by other individually immaterial items. The 1995 tax provision of 26% of pre-tax income reflects the impact of foreign income taxes in excess of U.S. rates offset by state tax benefits and changes in the tax valuation reserve. The 1994 tax provision of 24% of pre-tax income reflects benefits from prior year credit carryforwards and changes in the tax valuation reserve.

     The Company estimates that its overall effective tax rate will approximate 35% in 1997; however, the 1997 and future tax rates may vary depending on the Company's overall operating results, the mix of income among tax jurisdictions and the Company's ability to use the tax carryforward benefits.

     Realization of the Company's deferred tax assets is dependent on generating sufficient U.S. taxable income in the future. Although realization is not assured, management believes it is more likely than not that all net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") with the commencement of fiscal 1996. Initial adoption of FAS 121 did not have a material effect on the Company's consolidated financial statements.

     The Company also adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") during 1996. This pronouncement requires quantification of stock compensation arrangements for shares granted under certain stock option plans defined in FAS 123 and disclosure of the earnings per share effect of these plans. FAS 123 allows companies to elect either only to disclose the quantification of the effect of stock options or to actually record the effect in the consolidated financial statements. Since parameters required under FAS 123 to quantify stock compensation expense are subjective, the Company has elected to continue accounting for stock compensation under the guidelines of the pre-existing and continued acceptable accounting requirements and provides the pro forma footnote disclosures required by FAS 123. See Notes 1 and 7 of Notes to Consolidated Financial Statements.

FACTORS AFFECTING FUTURE RESULTS

     As described by the following factors, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     During each of the years 1996, 1995 and 1994, VLSI's top 20 customers represented approximately two-thirds of the Company's net revenues. As a result of the concentration of the Company's customer base, loss or cancellation of business from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could materially adversely affect the Company's results of operations. Due to the decline in the Company's X86 chip set business, the Company has experienced a shift in its top 20 customers in 1996 away from the high concentration of personal computer industry companies that was seen in 1995 to more customers in the communications and consumer digital entertainment markets.

     In late 1995, Apple, a customer that accounted for more than 10% of 1995 net revenues, announced delays to certain of its products in development as well as excessive amounts of inventories. This resulted in lower than expected VLSI net revenues from Apple in the fourth quarter of 1995, which has continued throughout 1996. In addition, Apple has instituted a policy of using numerous logic suppliers for the majority of its products that contain VLSI devices, effectively decreasing the Company's share of Apple's requirements for ICs. Given the uncertainty regarding these factors, there can be no assurance as to the effect of Apple's business on VLSI's future results of operations.

     The Company sells its products under terms and conditions customarily found in the semiconductor industry. Sales of these products are subject to customer cancellation with limited advance notice prior to shipment. The Company is a sole source of products to many of its customers, which may cause some customers to potentially over-order VLSI products. This could lead to cancellations of certain of those orders by customers when customers perceive that demand and supply are better aligned. Due to the Company's relatively narrow customer base for certain devices and the short product life cycles of such products, the Company could be left with significant inventory exposure, which could have a material adverse effect on the Company's operating results.

     Software net revenues, primarily through COMPASS, are subject to various factors, including pricing pressure, customers' capital budget approval cycles and limited backlog, which create a high degree of variability from quarter to quarter. Due to the high gross profit margin content of software net revenues and the size of certain transactions, such variability can lead to unpredictability of financial and operating results of the Company for any given period. For example, software net revenues in the fourth quarters of 1996 and 1995 were lower than net revenues in the third quarters of 1996 and 1995, respectively. In both cases, the fourth quarter net revenues were lower than expected, adversely affecting VLSI's overall results of operations. Results from 1996 operations were not satisfactory and management is considering strategic alternatives to dealing with these issues. Until such issues are resolved, COMPASS may continue to have a negative impact on VLSI's results of operations.

     The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. These product supply and demand fluctuations have historically been characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the previously mentioned additions of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in 1995 to what appears to be a period of excess capacity during 1996 and the immediate future. Due to the industry-wide manufacturing capacity shortage experienced during 1995, the Company accelerated the expansion and upgrading of its manufacturing capacity with investment in capacity additions during 1996 amounting to approximately $217 million. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks, and in 1996 and 1995, inefficiencies caused by the work associated with the modifications of the manufacturing facilities had a negative effect on the Company's overall gross profit. During a period of industry overcapacity, profitability can drop sharply as utilization drops and high fixed costs of operating a wafer fabrication facility are spread over a lower net revenue base. This risk has now increased due to the fact that the Company has shifted an even greater percentage of its manufacturing to its own facilities (in 1996, VLSI produced approximately 95% of its wafer requirements internally versus approximately 80% of its 1995 wafer requirements internally).

     In December 1996, the Company announced its intention to close its San Jose wafer manufacturing facility. The closure of the facility is subject to numerous risks and uncertainties, including uncertainty as to the exact timing, cost and effects of the proposed shutdown of the facility; loss of business from the Company's customers whose devices are currently manufactured at the San Jose plant and who choose to substitute products from other manufacturers; unanticipated employee costs relating to the shutdown; inability to retain employees during the phase-out period; success in implementing cost reduction programs; and lower factory utilization and excess capacity.

     While the Company operates and maintains its own wafer manufacturing facilities, the Company relies on three suppliers for the bulk of its assembly and test operations. Assembly and test allocations depend on VLSI's needs, supply availability during periods of capacity shortages and excesses and pricing. Any reduction in allocation from these suppliers could adversely affect the Company's operations.

     The Company's products are susceptible to severe pricing pressures and the Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain acceptable gross profit margins. Future gross profit margins will also vary with the general condition of the economy, capacity utilization levels in the semiconductor industry, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities. The Company's COMPASS subsidiary, like other companies in the electronic design automation business, is particularly subject to significant fluctuations in net revenues due to limited backlog and its reliance on large orders placed late in quarters.

     The Company's future success depends on its ability to continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. The Company expects to continue to selectively invest in the research and development of new products. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and substantial capital commitments. If the Company is unable to design, develop, manufacture and market new products successfully and in a timely manner, its operating results could be adversely affected. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the markets in question will develop.

     Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including management and technical and design personnel. In particular, the Company currently has numerous open positions, specifically in the engineering arena. Any lengthy delays in filling these positions will lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products.

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

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies, including Motorola and IBM, have individually contacted the Company concerning its alleged use of intellectual property belonging to them.

     During the third quarter of 1996, in response to a claim by IBM of infringement by VLSI, the Company concluded a patent licensing agreement with IBM. As a result of that agreement, the Company recorded a charge against earnings of $7.5 million for the release of alleged infringement claims incurred prior to 1996. The Company will also pay an on-going royalty through the five-year term of the agreement in amounts not considered material to the results of any one quarter.

     VLSI has entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI access to third party technology, or to allow third parties access to VLSI's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material adverse effect on the Company's financial position or results of operations.

     The Company continually evaluates the adequacy of its reserve for asserted and unasserted patent matters. There are many semiconductor companies substantially larger than VLSI that have product and process technology rights that VLSI may have infringed. The reserve for patent matters is based on the best available information at that time and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change in the near term.

     TI filed a lawsuit in 1990 claiming process patent infringement by the Company of now expired U.S. patents. In May 1995, a jury found against the Company in the amount of $19.4 million. Although contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. The trial judge subsequently set aside the jury verdict and TI appealed. In July 1996, the Court of Appeals for the Federal Circuit affirmed the trial judge's order. TI has appealed the ruling to the U.S. Supreme Court. In the event that TI is successful on the appeal, there can be no assurance that the amount of the reserve will be sufficient if the Supreme Court were to award enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and/or attorneys' fees. There can be no assurance that TI will not prevail on its appeal or that, should TI ultimately lose on its appeal, there would be no other claims asserted by TI against VLSI for patent infringement.

LIQUIDITY AND CAPITAL RESOURCES

     VLSI generates cash from operations, debt and equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering and payments of debt and lease obligations.

                                                           1996       1995       1994
                                                         --------   --------   --------
                                                                  (THOUSANDS)
        Cash, cash equivalents and liquid
          investments..................................  $205,759   $365,581   $103,111
        Working capital................................  $238,016   $400,097   $138,704
        Stockholders' equity...........................  $470,479   $530,629   $255,430

     At December 27, 1996, total cash, cash equivalents and liquid investments decreased $159.8 million from year end 1995 due primarily to the ongoing capital expansion of the Company's San Antonio fabrication facilities and the repurchase of Common Stock. During 1995, total cash, cash equivalents and liquid investments increased $262.5 million from year end 1994 due primarily to the receipt of proceeds from an equity offering late in the second quarter of 1995, proceeds from a convertible debt offering in September 1995, proceeds from the exercise by Intel in August 1995 of its warrant to purchase VLSI Common Stock, and net income, offset by purchases of property, plant and equipment and payments of debt and capital leases during 1995. Working capital decreased to $238.0 million at December 27, 1996 compared to $400.1 million at December 29, 1995 and $138.7 million at December 30, 1994.

     During 1996, the Company generated $134.6 million of cash from operations, a 9% increase over the $123.5 million of cash generated from operations for 1995 and a 30% increase over the $103.5 million of cash generated from operations for 1994. Accounts receivable decreased $7.1 million in 1996 while having increased $39.1 million in 1995 and $9.8 million in 1994. Inventory levels decreased $4.5 million in 1996, reflecting product mix changes from computer to communications and consumer products, whereas inventory had increased $1.2 million in 1995, reflecting a build-up of custom products primarily for the communications markets. Inventory levels in 1994 decreased $1.3 million due to inventory accumulated at year end 1993 in anticipation of demand for PC products in early 1994. Accounts payable, accrued liabilities and deferred income decreased $13.5 million in 1996 due to less volume with outside wafer suppliers and assembly and test operations. Accounts payable and accrued liabilities contributed approximately $79.5 million to cash from operations in 1995, reflecting increased spending levels associated with increases in production volumes and the stock tax benefit associated with the exercise of stock options by employees and the exercise by Intel of its warrant. Accounts payable and accrued liabilities increased in 1994 by $20.3 million reflecting increases in production volumes and the timing of payments for higher levels of spending for fixed assets, as well as increases in accrued compensation and benefits and other liabilities. The effect of deferred and refundable income taxes on cash generated by operations was unusually high in 1996 due to the special charges recorded in the fourth quarter of 1996.

     Cash used for investing activities was $155.3 million for 1996, as compared to $326.7 million for 1995 and $43.9 million for 1994. VLSI invested $245.1 million in property, plant and equipment during 1996 compared to $203.5 million in 1995 and $94.4 million in 1994. Capital additions during 1996, 1995 and 1994 were financed by cash, equipment loans or capital leases. The 1996 and 1995 investments in property, plant and equipment focused on facilitization and equipment for modules C and D of the San Antonio facility. Investments during each of the three years through 1996 also included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. The expansion into the additional San Antonio modules was initiated during 1995 in response to capacity constraints affecting the semiconductor industry and VLSI. As part of the 1995 capital purchases, VLSI acquired land and buildings at its San Jose headquarters for approximately $9.6 million. As part of 1994 capital purchases, VLSI acquired the land and buildings associated with the wafer fabrication and test areas at its San Jose headquarters for approximately $6.0 million. In each of the years 1994 through 1996, the Company has expanded office facilities for its growing engineering and support space requirements. The Company expects current facilities will be adequate through 1997.

     Cash used for financing activities was $23.4 million in 1996 compared to cash provided from financing activities of $293.1 million in 1995 and cash used for financing activities of $7.9 million in 1994. The source of cash in 1995 as opposed to uses of cash in 1996 and 1994 reflects proceeds from the issuance of the Company's securities in 1995, including the Company's June 1995 equity offering (3.4 million shares for net proceeds to the Company of approximately $94 million), the August 1995 exercise by Intel of a warrant for 2.7 million shares (approximately $31 million) and a September 1995 debt offering of $172.5 million of 8.25% Convertible Subordinated Notes due 2005 (for net proceeds of approximately $168 million). Additionally, the Company completed the conversion of its $57.5 million Convertible Subordinated Debentures into Common Shares in August 1995. See Note 6 of Notes to Consolidated Financial Statements. In January 1996, the Board of Directors of the Company ("Board") authorized the Company to repurchase shares of the

Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue those shares at a later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. During 1996, the Company repurchased
1.8 million shares at an average per share price of $15.10 and re-issued 1.2 million of these shares as part of employee stock option and stock purchase plan activities. Share repurchase activity in 1997 through February 20, 1997 totaled 305,000 shares at an average per share price of $16.15. The Company may, from time to time, continue to repurchase additional shares.

                                                        1996         1995        1994
                                                      --------     --------     -------
                                                                 (THOUSANDS)
        Capital expenditures........................  $245,116     $203,472     $94,446

     VLSI currently estimates that total budgeted capital expenditures for 1997 will approximate $150 million and will include expenditures for equipment upgrades and for 0.35-micron wafer fabrication capability. As VLSI pursues these large projects in increasingly complex technologies, more time is needed to bring manufacturing capabilities on-line. Accordingly, VLSI will continue to capitalize interest on these capital projects. Of such planned 1997 capital expenditures, the level of which could change as necessary during the year, VLSI had outstanding commitments for purchases of equipment of approximately $20.2 million at December 27, 1996.

     VLSI believes that its existing cash balances and estimated cash flows from operations will be sufficient to meet its liquidity and capital expenditure needs through 1997. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, additional equipment financings and offerings of debt or equity securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The chart entitled "Financial Information by Quarter (Unaudited)" contained in Item 5 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

                             VLSI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 27, 1996

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

     Consolidated Financial Statements Included in Item 8:

                                                                                        PAGE
                                                                                        ----
Report of Ernst & Young LLP, Independent Auditors.....................................   23
Consolidated Statements of Income for each of the three years in the period ended
  December 27, 1996...................................................................   24
Consolidated Statements of Stockholders' Equity for each of the three years in
  the period ended December 27, 1996..................................................   25
Consolidated Balance Sheets at December 27, 1996 and December 29, 1995................   26
Consolidated Statements of Cash Flows for each of the three years in the period ended
  December 27, 1996...................................................................   27
Notes to Consolidated Financial Statements............................................   28
Consent of Ernst & Young LLP, Independent Auditors....................................   48
Schedule for each of the three years in the period ended December 27, 1996 included in Item 14(a):
     II -- Valuation and Qualifying Accounts and Reserves.............................   49

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of VLSI Technology, Inc.

     We have audited the accompanying consolidated balance sheets of VLSI Technology, Inc. as of December 27, 1996 and December 29, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 27, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VLSI Technology, Inc. at December 27, 1996 and December 29, 1995, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                               /s/  ERNST & YOUNG LLP

                                          --------------------------------------
                                                    ERNST & YOUNG LLP

San Jose, California
January 16, 1997

                             VLSI TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                      THREE YEARS ENDED DECEMBER 27, 1996

                                                               1996         1995         1994
                                                             --------     --------     --------
Net revenues...............................................  $716,770     $719,919     $587,091
Cost of sales..............................................   433,197      431,342      356,858
                                                             --------     --------     --------
Gross profit...............................................   283,573      288,577      230,233
                                                             --------     --------     --------
Operating expenses:
  Research and development.................................   105,185       89,682       78,889
  Marketing, general and administrative....................   138,179      123,513      104,595
  Special charges..........................................   115,620           --           --
                                                             --------     --------     --------
Operating income (loss)....................................   (75,411)      75,382       46,749
Patent matters.............................................    (7,500)     (19,400)          --
Interest income and other expenses, net....................    11,980       13,985        3,301
Interest expense...........................................   (13,042)      (8,029)      (8,343)
                                                             --------     --------     --------
Income (loss) before provision (benefit) for taxes on
  income (loss)............................................   (83,973)      61,938       41,707
Provision (benefit) for taxes on income (loss).............   (34,426)      15,970       10,010
                                                             --------     --------     --------
Net income (loss)..........................................  $(49,547)    $ 45,968     $ 31,697
                                                             ========     ========     ========
Net income (loss) per share................................  $  (1.08)    $   1.05     $   0.85
                                                             ========     ========     ========
Weighted average common and common equivalent shares
  outstanding..............................................    45,877       43,890       37,446
                                                             ========     ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (DOLLARS AND SHARES IN THOUSANDS)
                      THREE YEARS ENDED DECEMBER 27, 1996

                                                                                       RETAINED
                                   COMMON SHARES     TREASURY SHARES    ADDITIONAL     EARNINGS     STOCKHOLDERS'       TOTAL
                                  ---------------   -----------------    PAID-IN     (ACCUMULATED       NOTES       STOCKHOLDERS'
                                  SHARES   AMOUNT   SHARES    AMOUNT     CAPITAL       DEFICIT)      RECEIVABLE        EQUITY
                                  -------  ------   ------   --------   ----------   ------------   -------------   -------------
BALANCES AT
  DECEMBER 25, 1993.............   35,256   $353        --   $     --    $221,013      $ (8,536)        $(322)        $ 212,508
                                   ------   ----    ------   --------    --------      --------         -----          --------
Issuance of Common Shares under:
  Employee stock purchase
    plan........................      960     10        --         --       6,851            --            --             6,861
  Stock option plans............      469      4        --         --       2,838            --            --             2,842
Tax benefits related to stock
  plans.........................       --     --        --         --       1,200            --            --             1,200
Repayment of stockholders' notes
  receivable....................       --     --        --         --          --            --           322               322
Net Income......................       --     --        --         --          --        31,697            --            31,697
                                   ------   ----    ------   --------    --------      --------         -----          --------
BALANCES AT
  DECEMBER 30, 1994.............   36,685    367        --         --     231,902        23,161            --           255,430
                                   ------   ----    ------   --------    --------      --------         -----          --------
Issuance of Common Shares under:
  Public offering...............    3,450     35        --         --      93,605            --            --            93,640
  Exercise of warrant by
    Intel.......................    2,678     27        --         --      31,217            --            --            31,244
  Conversion of long-term
    debt........................    2,614     26        --         --      56,476            --            --            56,502
  Employee stock purchase
    plan........................      739      7        --         --       8,206            --            --             8,213
  Stock option plans............    1,028     10        --         --       7,018            --            --             7,028
Tax benefits related to stock
  plans and Intel warrant.......       --     --        --         --      32,604            --            --            32,604
Net income......................       --     --        --         --          --        45,968            --            45,968
                                   ------   ----    ------   --------    --------      --------         -----          --------
BALANCES AT
  DECEMBER 29, 1995.............   47,194    472        --         --     461,028        69,129            --           530,629
                                   ------   ----    ------   --------    --------      --------         -----          --------
Treasury Shares acquired........       --     --    (1,800)   (27,181)         --            --            --           (27,181)
Issuance of Common and Treasury
  Shares under:
  Employee stock purchase
    plan........................       --     --       628      9,489        (851)           --            --             8,638
  Stock option plans............       46     --       619      9,343      (5,003)           --            --             4,340
Tax benefits related to stock
  plans.........................       --     --        --         --       3,600            --            --             3,600
Net loss........................       --     --        --         --          --       (49,547)           --           (49,547)
                                   ------   ----    ------   --------    --------      --------         -----          --------
BALANCES AT
  DECEMBER 27, 1996.............   47,240   $472      (553)  $ (8,349)   $458,774      $ 19,582         $  --         $ 470,479
                                   ======   ====    ======   ========    ========      ========         =====          ========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                       DECEMBER        DECEMBER
                                                                          27,             29,
                                                                         1996            1995
                                                                      -----------     -----------
Current assets:
  Cash and cash equivalents.........................................   $ 139,074       $ 183,165
  Liquid investments................................................      66,685         182,416
  Accounts receivable, net of allowance for doubtful accounts
     and customer returns of $2,200 ($2,100 in 1995)................     112,508         119,638
  Inventories:
     Raw materials..................................................       3,095           4,683
     Work-in-process................................................      42,947          47,069
     Finished goods.................................................      10,319           9,096
                                                                       ---------       ---------
       Total inventories............................................      56,361          60,848
  Deferred and refundable income taxes..............................      68,638          47,706
  Prepaid expenses and other current assets.........................       5,240           4,362
                                                                       ---------       ---------
          Total current assets......................................     448,506         598,135
                                                                       ---------       ---------
Property, plant and equipment:
  Land..............................................................      17,403          15,372
  Buildings and leasehold improvements..............................     101,498          85,341
  Machinery and equipment...........................................     635,340         508,873
  Construction in progress..........................................      18,324          88,627
                                                                       ---------       ---------
                                                                         772,565         698,213
  Accumulated depreciation and amortization.........................    (345,301)       (346,172)
                                                                       ---------       ---------
     Net property, plant and equipment..............................     427,264         352,041
Deferred income taxes...............................................       7,621              --
Other assets........................................................       7,551           9,711
                                                                       ---------       ---------
                                                                       $ 890,942       $ 959,887
                                                                       =========       =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................   $  61,586       $ 100,099
  Accrued compensation and benefits.................................      23,762          24,802
  Deferred income...................................................       8,930           9,067
  Patent matters....................................................      22,028          18,543
  Reserve for special charges.......................................      50,990              --
  Other accrued liabilities.........................................      34,313          36,367
  Current capital lease obligations.................................       1,118           1,552
  Current portion of long-term debt.................................       7,763           7,608
                                                                       ---------       ---------
          Total current liabilities.................................     210,490         198,038
                                                                       ---------       ---------
Non-current capital lease obligations...............................       2,346           3,465
Long-term debt......................................................     207,627         215,382
Deferred income taxes...............................................          --          12,373
Commitments and contingencies
Stockholders' equity:
  Preferred Shares, $.01 par value; 2,000 shares authorized.........          --              --
  Common Stock, $.01 par value; 99,000 shares authorized,
     47,240 shares issued (47,194 in 1995)..........................         472             472
  Treasury Stock, at cost, 553 shares...............................      (8,349)             --
  Junior Common Stock, $.01 par value; 1,000 shares authorized......          --              --
  Additional paid-in capital........................................     458,774         461,028
  Retained earnings.................................................      19,582          69,129
                                                                       ---------       ---------
          Total stockholders' equity................................     470,479         530,629
                                                                       ---------       ---------
                                                                       $ 890,942       $ 959,887
                                                                       =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                      THREE YEARS ENDED DECEMBER 27, 1996

                                                             1996          1995          1994
                                                           ---------     ---------     --------
Increase (decrease) in cash and cash equivalents
Operating activities:
  Net income (loss)......................................  $ (49,547)    $  45,968     $ 31,697
  Adjustments to reconcile net income (loss) to cash
     generated by operations:
     Depreciation and amortization.......................    113,674        73,683       61,761
     Special charges.....................................    115,620            --           --
     Deferred income taxes...............................    (45,287)      (11,709)      (1,158)
     Changes in operating assets and liabilities:
       Accounts receivable...............................      7,130       (39,137)      (9,834)
       Inventories.......................................      4,488        (1,152)       2,416
       Refundable income taxes...........................      4,361       (16,111)        (226)
       Accounts payable, accrued liabilities and deferred
          income.........................................    (13,452)       79,501       20,283
       Other.............................................     (2,373)       (7,513)      (1,400)
                                                           ---------     ---------     --------
          Cash generated by operations...................    134,614       123,530      103,539
                                                           ---------     ---------     --------
Investing activities:
  Purchases of liquid investments........................   (161,968)     (329,198)     (64,570)
  Proceeds from maturities of liquid investments.........    277,685       156,633       85,870
  Purchases of property, plant and equipment.............   (270,466)     (153,573)     (64,622)
  Other..................................................       (600)         (600)        (550)
                                                           ---------     ---------     --------
          Net cash used for investing activities.........   (155,349)     (326,738)     (43,872)
                                                           ---------     ---------     --------
Financing activities:
  Payments on debt and capital lease obligations.........     (9,153)      (18,790)     (17,965)
  Issuance of long-term debt.............................         --       172,500           --
  Conversion of long-term debt to equity.................         --          (845)          --
  Purchase of Treasury Shares............................    (27,181)           --           --
  Issuance of Common and Treasury Shares, net of issuance
     costs...............................................     12,978       140,198       10,072
                                                           ---------     ---------     --------
          Net cash provided by (used for) financing
            activities...................................    (23,356)      293,063       (7,893)
                                                           ---------     ---------     --------
Net increase (decrease) in cash and cash equivalents.....    (44,091)       89,855       51,774
Cash and cash equivalents, beginning of period...........    183,165        93,310       41,536
                                                           ---------     ---------     --------
Cash and cash equivalents, end of period.................  $ 139,074     $ 183,165     $ 93,310
                                                           =========     =========     ========
Supplemental disclosure:
  Cash outflows for property, plant and equipment........  $ 270,466     $ 153,573     $ 64,622
     Add: Secured equipment loans........................         --        19,341       26,072
     Add: Capital lease obligations incurred.............         --            --        3,752
     Add/(Less): Change in accrued property, plant and
       equipment additions...............................    (25,350)       30,558           --
                                                           ---------     ---------     --------
          Property, plant and equipment additions........  $ 245,116     $ 203,472     $ 94,446
                                                           =========     =========     ========
  Interest paid..........................................  $  20,496     $   8,732     $  8,100
                                                           =========     =========     ========
  Income taxes paid, net.................................  $   4,558     $   6,533     $  9,615
                                                           =========     =========     ========

          See accompanying Notes to Consolidated Financial Statements

                             VLSI TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 27, 1996

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of VLSI Technology, Inc. (VLSI or the Company) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Fiscal Year. The Company's fiscal year ends on the last Friday in December. Fiscal years 1996, 1995 and 1994 ended December 27, 29 and 30, respectively. Fiscal year 1994 consisted of 53 weeks, while all other years presented herein consisted of 52 weeks.

     Cash Equivalents and Liquid Investments. Cash equivalents reflect highly liquid short-term investments with maturities at date of purchase of three months or less. These investments are readily convertible to known amounts of cash, while investments with maturities of between three and twelve months are considered liquid investments.

     Concentrations of Credit Risk. Financial instruments that potentially subject VLSI to concentration of credit risk consist principally of cash equivalents, liquid investments and trade receivables. VLSI invests cash through high-credit-quality financial institutions. VLSI's trade receivables primarily are derived from sales to manufacturers of computer systems, communications products and consumer products. In 1996, certain new large Japanese customers negotiated for VLSI to accept 90-day promissory notes ($12.6 million at December 27, 1996). Through December 1996, VLSI has not sold the promissory notes, but may adopt a program to sell promissory notes in the future. Management believes that any risk of accounting loss is reduced due to the diversity of its products, end customers and geographic sales areas. VLSI performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

     Inventories. Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates average cost); market is based upon estimated net realizable value. The valuation of inventory at the lower of cost or market requires the use of estimates as to the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, given that orders, particularly of standard products, such as devices for cellular handsets, are subject to cancellation with limited advance notice prior to shipment. In most instances, inventory is reserved if the units in inventory exceed six months of estimated demand for that product. It is reasonably possible that the recoverability of VLSI's investment in inventory will change in the near term. No estimate can be made of a range of amounts of customer cancellations that would materially affect the consolidated financial statements.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes. Assets leased under capitalized leases are recorded at the present value of the lease obligations and amortized on a straight-line basis over the lease term. The valuation of property, plant and equipment at depreciated cost requires use of estimates as to the estimated useful lives and salvage value of these assets. As the Company competes in an industry that relies on rapidly changing technology and manufacturing developments, the actual useful lives and salvage values may eventually prove to be lower than those estimated. No estimate can be made of a range of amounts of loss that are reasonably possible should actual lives prove lower than estimated.

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

                      THREE YEARS ENDED DECEMBER 27, 1996

     Revenues relating to the licensing of technology are generally recognized when the significant contractual obligations have been fulfilled and the fees are billable.

     Translation of Foreign Currencies. During 1995, the Company changed the functional currency of the majority of its larger foreign subsidiaries from the local subsidiary currency to U.S. dollar-based currency. Results from foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Net foreign currency transaction losses included in interest income and other expenses, net, were not material in 1996, 1995 and 1994. Foreign translation gains and losses and the effect of foreign currency exchange rate fluctuations on cash flows in all years have not been material.

     Foreign Currency Hedging. The Company's policy is to hedge all material monetary assets, liabilities and commitments denominated in currencies other than the functional currency of the Company's subsidiaries. This activity is primarily performed using forward contracts and options. This policy of hedging is intended to minimize the effect of fluctuating foreign currencies on reported income on a going-forward basis. No high correlation hedging activities are performed, as all currency risks are hedged with instruments using the same currency. The forward contracts and options qualify as hedges for financial reporting purposes and, accordingly, are reported at market value with gains and losses on such hedges included in other current assets or accrued liabilities and offset against foreign exchange gains or losses on the exposures hedged. The premium costs of purchased foreign exchange options are capitalized until the hedged item is realized and then netted against the hedged item. The forward contracts and options position at December 27, 1996 relates to hedging foreign currency net asset and liability positions as well as purchase orders and foreign currency revenue and consists of foreign exchange forward contracts to sell $43.0 million in foreign currency, buy $12.7 million in foreign currency and options to purchase $3.9 million in foreign currency and sell $2.5 million in foreign currency. These contracts mature January through May 1997 and are with major international financial institutions. The contracts maturing in January 1997 resulted in a net gain of $0.8 million and substantially equaled the offsetting loss of the underlying exposure.

     Capitalized Interest. Of total interest expenditures in 1996, 1995 and 1994 of $19.6 million, $12.3 million and $8.7 million, respectively, the Company capitalized $6.6 million, $4.3 million and $0.4 million.

     Stock-Based Compensation. The Company accounts for stock-based compensation to employees and outside directors using the intrinsic value method, in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB 25). See Note 7 for the pro forma disclosure required in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) had the Company used the fair value method to account for its stock-based compensation awards granted subsequent to December 30, 1994.

     Net Income (Loss) Per Share. Net income (loss) per share is computed using the weighted average number of shares of outstanding Common Stock and, in years of net income, dilutive common equivalent shares -- shares issuable under the stock option plans and, through late August 1995, a warrant held by Intel Corporation (Intel). Fully diluted earnings per share have not been presented, because the amounts are not materially different.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

     Reclassifications. Certain prior year amounts previously reported have been reclassified to conform to the 1996 presentation.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

2. FAIR VALUE DISCLOSURES

     The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies:

          Cash, cash equivalents, liquid investments and promissory notes -- The carrying amounts of these items are their fair values.

          Debt (See Note 3) -- Quoted market prices of the Company's convertible debt are currently available. Interest rates that management believes are currently available to the Company for issuance of debt similar to existing secured equipment loans are used to estimate the fair value of remaining maturities of existing secured equipment loans.

          Foreign currency contracts and options -- The estimated fair value of foreign currency contracts and options is based on quoted market prices obtained from dealers.

     The carrying amount and fair value of the Company's financial instruments at December 27, 1996 and December 29, 1995 are as follows:

                                                                 CARRYING       FAIR
        1996                                                      AMOUNT       VALUE
        -------------------------------------------------------  --------     --------
                                                                      (THOUSANDS)
        Cash and cash equivalents..............................  $139,074     $139,074
        Liquid investments.....................................  $ 66,685     $ 66,685
        Promissory notes receivable............................  $ 12,557     $ 12,557
        Short-term debt........................................  $  7,763     $  7,873
        Long-term debt.........................................  $207,627     $207,477
        Foreign currency contracts.............................  $     --     $    947
        Options................................................  $     --     $     97

                                                                 CARRYING       FAIR
        1995                                                      AMOUNT       VALUE
        -------------------------------------------------------  --------     --------
                                                                      (THOUSANDS)
        Cash and cash equivalents..............................  $183,165     $183,165
        Liquid investments.....................................  $182,416     $182,416
        Short-term debt........................................  $  7,608     $  7,919
        Long-term debt.........................................  $215,382     $202,795
        Foreign currency contracts.............................  $     --     $    149

     The fair value estimates presented are based on pertinent information available to management as of December 27, 1996 and December 29, 1995, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such dates, and current estimates of fair value may differ significantly from the amounts presented.

     The Company classifies liquid investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date in accordance with the nature of the securities and the intent and investment goals of the Company. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Marketable equity securities, and debt securities not classified as held-to-maturity, are classified as available-for-sale and reported at fair value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in equity until their disposition. Realized gains and losses

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     All liquid investments at December 27, 1996 were classified as available-for-sale securities. Such investments, which mature through December 1997, are categorized in the following table.

                                                                  GROSS UNREALIZED
                                                    AMORTIZED     ----------------     ESTIMATED
                                                      COST        GAINS     LOSSES     FAIR VALUE
                                                    ---------     -----     ------     ----------
                                                                     (THOUSANDS)
    Cash equivalents:
      Bankers' acceptance.........................  $   7,826      $ 1       $ --       $   7,827
      Commercial paper............................     69,487       --          6          69,481
      Certificates of deposit.....................      5,800       --          1           5,799
      Asset-backed securities.....................     12,331       --          1          12,330
      Money market funds..........................     19,689       --         --          19,689
    Liquid investments:
      Commercial paper............................     52,737       --          7          52,730
      Governmental securities.....................      7,000       45          3           7,042
      Certificates of deposit.....................      3,002        2         --           3,004
      Bankers' acceptance.........................      3,909        1         --           3,910
                                                     --------      ---        ---        --------
              Total...............................  $ 181,781      $49       $ 18       $ 181,812
                                                     ========      ===        ===        ========

     All liquid investments at December 29, 1995 were classified as available-for-sale securities. Such investments, which matured through June 1996, are categorized in the following table.

                                                                 GROSS UNREALIZED     ESTIMATED
                                                    AMORTIZED    ----------------       FAIR
                                                      COST       GAINS     LOSSES      VALUE
                                                    --------     -----     ------     --------
                                                                   (THOUSANDS)
    Cash equivalents:
      Commercial paper............................  $ 90,533      $10       $  2      $ 90,541
      EuroDollar time deposits....................    23,265        2         --        23,267
      Governmental securities.....................    10,054        1         --        10,055
      Money market funds..........................    39,085       --         --        39,085
      Other.......................................     5,000       --         26         4,974
    Liquid investments:
      Commercial paper............................   157,632       51         --       157,683
      Governmental securities.....................     4,912       --         --         4,912
      Medium-term notes...........................    14,999       --         --        14,999
      Treasury notes..............................     4,822       --         --         4,822
                                                    --------      ---        ---      --------
              Total...............................  $350,302      $64       $ 28      $350,338
                                                    ========      ===        ===      ========

     There were no gains or losses realized on sales of available-for-sale securities during 1996 or 1995. Unrealized holding losses on available-for-sale securities included in stockholders' equity in 1996 and 1995 were immaterial.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

  3. LONG-TERM DEBT

     Total debt at December 27, 1996 and December 29, 1995 consists of the following:

                                                                       1996         1995
                                                                     --------     --------
                                                                          (THOUSANDS)
    Secured equipment loans, with interest at various rates (8.1%
      to 10.6%; 9.1% weighted average at December 27, 1996), due
      through August 2002..........................................  $ 42,890     $ 50,490
    8.25% Convertible Subordinated Notes, due 2005.................   172,500      172,500
                                                                     --------     --------
              Total debt...........................................   215,390      222,990
    Less current portion...........................................     7,763        7,608
                                                                     --------     --------
    Long-term portion..............................................  $207,627     $215,382
                                                                     ========     ========

     On April 30, 1996, the Company elected to terminate its committed credit agreement. The Company is currently negotiating a new credit facility.

     Interest on long-term borrowing facilities is generally payable quarterly at contractual rates based on U.S. Treasury securities. Certain secured equipment loans require adherence to certain financial covenants, one of which prohibits payment of cash dividends.

     Interest on the 8.25% Convertible Subordinated Notes (Notes) is payable on April 1 and October 1 of each year commencing April 1, 1996. The Notes are convertible into shares of VLSI Common Stock at any time on or before the close of business on the last trading day prior to maturity, unless previously redeemed, at a conversion price of $54.80 per share, subject to adjustment in certain events. The Notes are redeemable, in whole or in part, at the option of the Company, upon at least 15 days' notice, at any time on or after October 3, 1997, at redemption prices starting at 103.3% and at diminishing prices thereafter, plus accrued interest, except that the Notes may not be redeemed prior to October 3, 1999 unless the closing price of the Common Stock is at least 125% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the notice of redemption. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Debt of the Company (as defined). The Company expects from time to time to incur indebtedness constituting Senior Debt.

     Maturities of debt are as follows: 1997 -- $7.8 million, 1998 -- $7.9 million, 1999 -- $8.4 million, 2000 -- $9.0 million, 2001 -- $7.3 million and thereafter (starting in 2002) -- $175.0 million.

4. LEASES AND OTHER COMMITMENTS

     Obligations under capital leases represent the present value of future minimum rental payments under various agreements to lease manufacturing equipment. The Company has options to purchase leased assets at the end of the lease terms for their fair market values or at stipulated values up to 30% of original cost. Cost and accumulated amortization of these leased assets was $3.4 million and $1.7 million, respectively, at December 27, 1996 and $6.0 million and $4.1 million, respectively, at December 29, 1995.

     The Company rents certain equipment and manufacturing and office facilities under operating lease agreements and contain renewal options and provisions adjusting the lease payments, based upon changes in the Consumer Price Index or in fixed increments. VLSI is generally responsible for taxes, insurance and utilities under these leases.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

     Future minimum lease payments under capital leases, together with the present value of those payments and the aggregate annual rental commitments under noncancelable operating leases as of December 27, 1996, are shown as follows:

                                                               CAPITAL     OPERATING
            YEAR ENDING DECEMBER                               LEASES       LEASES
            -------------------------------------------------  -------     ---------
                                                                    (THOUSANDS)
            1997.............................................  $ 1,425      $  8,832
            1998.............................................    1,552         7,831
            1999.............................................    1,022         6,139
            2000.............................................       --         4,911
            2001.............................................       --         3,844
            2002 and thereafter..............................       --        17,926
                                                                ------       -------
                      Total minimum lease payments...........    3,999      $ 49,483
                                                                             =======
            Less amount representing interest................     (535)
                                                                ------
            Present value of future minimum lease payments...  $ 3,464
                                                                ======

     Rental expense was approximately $8.7 million in 1996 ($10.2 million in 1995 and $9.0 million in 1994).

     Other Commitments. The Company has commitments for the purchase of equipment totaling approximately $20.2 million at December 27, 1996, as well as various other long-term committed contracts.

5. PATENT MATTERS

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies, including Motorola and IBM, have individually contacted the Company concerning its alleged use of intellectual property belonging to them.

     During the third quarter of 1996, in response to a claim by IBM of infringement by VLSI, the Company concluded a patent licensing agreement with IBM. As a result of that agreement, the Company recorded a charge against earnings of $7.5 million for the release of alleged infringement claims incurred prior to 1996. The Company will also pay an on-going royalty through the five-year term of the agreement in amounts not considered material to the results of any one quarter.

     VLSI has entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI access to third party technology, or to allow third parties access to VLSI's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material adverse effect on the Company's financial position or results of operations.

     The Company continually evaluates the adequacy of its reserve for asserted and unasserted patent matters. There are many semiconductor companies substantially larger than VLSI that have product and process technology rights that VLSI may have infringed. The reserve for patent matters is based on the best available information at that time, and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change in the near term.

     Texas Instruments, Inc. filed a lawsuit in 1990 claiming process patent infringement by the Company of now expired U.S. patents. In May 1995, a jury found against the Company in the amount of $19.4 million.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

Although contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. The trial judge subsequently set aside the jury verdict and TI appealed. In July 1996, the Court of Appeals for the Federal Circuit affirmed the trial judge's order. TI has appealed the ruling to the U.S. Supreme Court. In the event that TI is successful on the appeal, there can be no assurance that the amount of the reserve will be sufficient if the Supreme Court were to award enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and/or attorneys' fees. There can be no assurance that TI will not prevail on its appeal or that, should TI ultimately lose on its appeal, there would not be other claims asserted by TI against VLSI for patent infringement.

 6. STOCKHOLDERS' EQUITY

     The Company's amended certificate of incorporation authorizes 102,000,000 shares of Capital Stock for issuance, 100,000,000 shares of which are designated Common Shares and 2,000,000 shares of which are designated Preferred Shares. The Common Shares are authorized to be issued in series, with the first series designated Common Stock and consisting of 99,000,000 shares. All other series of Common Shares (other than Common Stock) are designated, as a group, Junior Common Stock and consist of 1,000,000 shares. The Board of Directors (Board) has the authority to issue the Preferred Shares and the Common Shares (other than Common Stock) in series, the rights, preferences and privileges of which can be determined by the Board without stockholder approval.

     In June 1995, the Company completed the public offering of an aggregate of 3,450,000 shares of its Common Stock at a price to the public of $28.625 per share, for net proceeds to the Company of approximately $94 million.

     In July 1995, the Company called for redemption of its 7% Convertible Subordinated Debentures due 2012 (Debentures). Of the $57,500,000 in principal amount of Debentures, $57,364,000 were converted into 2,607,359 shares of the Company's Common Stock. The Debentures not converted, which amounted to $136,000, were redeemed by the Company at a price of $1,032.86 for each $1,000 in principal amount of Debentures redeemed. This resulted in the issuance of 6,181 shares of the Company's Common Stock under an underwritten call agreement that the Company had entered into with Bear, Stearns & Co. Inc. and Hambrecht & Quist LLC.

     In January 1996, the Board authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue those shares at a later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. By the end of 1996, the Company had repurchased 1.8 million shares at an average per share price of $15.10 and had re-issued 1.2 million of these shares under employee stock plans. Share repurchase activity in 1997 through February 20, 1997 totaled 305,000 shares at an average per share price of $16.15. The Company may, from time to time, continue to repurchase additional shares.

     Intel Agreements. Pursuant to the Intel/VLSI Stock and Warrant Purchase Agreement (Equity Agreement) entered into on July 8, 1992, Intel invested $50 million in VLSI to acquire 5,355,207 shares of the Company's Common Stock (Intel Shares) plus a warrant (Warrant) to purchase an additional 2,677,604 shares of the Company's Common Stock (Warrant Shares) at $11.69 per share. In January and February 1995, Intel sold all of the Intel Shares. In August 1995, Intel exercised its Warrant, resulting in net proceeds to the Company of approximately $31 million. The Equity Agreement currently provides Intel with demand registration rights with respect to the Warrant Shares. The Equity Agreement also imposes certain restrictions on Intel, including a limitation on Intel's ability to acquire additional shares of VLSI voting stock (referred to as a standstill) and a requirement that Intel vote its VLSI stock in the same proportion as other stockholders on matters submitted to the VLSI stockholders for approval (unless it would be materially adverse to Intel's

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

interest). All other significant rights of, and restrictions on, Intel under the Equity Agreement have terminated.

     Stockholders' Rights Plan. In August 1992, the Board approved the adoption of the First Amended and Restated Rights Agreement (Restated Rights Agreement), which replaces the Common Shares Rights Agreement dated as of November 7, 1989 (Prior Rights Agreement) and amends the outstanding rights issued pursuant to the Prior Rights Agreement (Rights). Among other things, the Restated Rights Agreement provides that each Right will now relate to a fraction of a share of Series A Participating Preferred Stock of the Company (a Unit), which is economically equivalent to one share of Common Stock. On August 24, 1992, the Board further amended the Restated Rights Agreement for the purpose of excepting certain transactions contemplated by the Equity Agreement between the Company and Intel from operation of the Restated Rights Agreement. The Rights can be transferred or exercised (initially at a price of $45 per Unit) only upon the occurrence of certain events involving substantial transfers of ownership of Common Shares. The Rights are redeemable, in whole but not in part, at VLSI's option at $.01 per Right, at any time prior to becoming exercisable and in certain other circumstances. The Rights expire no later than November 7, 1999.

 7. STOCK-BASED COMPENSATION

     At December 27, 1996, the Company has three stock-based compensation plans. VLSI uses the intrinsic value method in accordance with APB 25 to account for its plans. Accordingly, no compensation cost has been recognized for its stock purchase plan. Compensation cost applicable to VLSI's fixed stock plans was immaterial for each of the three years presented. Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, which requires that the information be determined as if VLSI had used the fair value method to account for its stock-based compensation awards granted subsequent to December 30, 1994. Had compensation cost for the Company's stock-based compensation awards been determined at the grant dates (subsequent to December 30, 1994) using the fair value method in accordance with FAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                              1996          1995
                                                            --------       -------
                                                            (THOUSANDS, EXCEPT PER
                                                                SHARE AMOUNTS)
            Net income (loss):
              As reported.................................  $(49,547)      $45,968
              Pro forma(1)................................  $(57,501)      $41,550
            Net income (loss) per share:
              As reported.................................  $  (1.08)      $  1.05
              Pro forma(1)................................  $  (1.25)      $  0.97

---------------

(1) Because FAS 123 is applicable only to awards granted subsequent to December 30, 1994, its pro forma effect will not be fully reflected until 1998.

     Fixed Stock Option Plans. The Company has two fixed stock option plans. Under the 1986 Directors' Stock Option Plan, which expires in 2001, a total of 300,000 shares of VLSI's Common Stock has been authorized for issuance pursuant to nonstatutory options having ten-year terms that are automatically granted annually to outside directors. Under the Company's 1992 Stock Plan (1992 Plan), which expires in 2002, a total of 9,500,000 shares of VLSI's Common Stock have been authorized for issuance pursuant to options (incentive or nonstatutory), as well as certain other awards, which may be granted to employees and consultants. In addition, employees and consultants may exercise options to purchase shares of VLSI's Common Stock previously granted under the 1982 Incentive Stock Option Plan which expired in 1992. Generally, outstanding options under the 1992 Plan expire ten years from date of grant and become

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

exercisable at a rate of 25% per year from date of grant. The total number of shares that may be granted under the 1992 Plan to any one individual is 500,000 shares per annum for both new and existing employees. In addition, certain options granted in 1996 to certain key employees under the 1992 Plan are subject to a long-term incentive program that provides for an acceleration of vesting terms in the event of specific increases in the market price of the Company's Common Stock. As of December 27, 1996, the market price of the Company's Common Stock had not achieved such increases. Also during 1996, the Company repriced certain outstanding options pursuant to an option exchange program. Under the program, options to purchase 1,419,575 shares of VLSI's Common Stock that had originally been issued in 1995 at prices ranging from $16.25 - $32.50 were regranted at the exercise price of $11.00 per share. In addition, the vesting schedule of each of the repriced options was delayed by at least 11 months. As of December 27, 1996, 140,000 and 3,157,386 shares were available for grant under the 1986 Directors' Plan and the 1992 Plan, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants in 1996 and 1995: risk-free interest rates of
6.3 percent, expected lives of 4 years, expected volatility of 0.61 and dividend yield of 0.

     The Black-Scholes model used by the Company to calculate option values for purposes of this note, as well as other currently accepted option valuation models (as called for in accordance with FAS 123), were developed to estimate the fair value of stock options that are freely tradable and fully transferable and that have no vesting restrictions, which options are significantly different from VLSI's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable measure of the fair value of the Company's option awards.

     Additional information relative to the Company's fixed stock option plans is as follows:

                                        1996                         1995                         1994
                              -------------------------    -------------------------    -------------------------
                               # OF    WEIGHTED AVERAGE     # OF    WEIGHTED AVERAGE     # OF    WEIGHTED AVERAGE
                              SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE
                              ------   ----------------    ------   ----------------    ------   ----------------
                                                     (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding options at
  beginning of year.........   4,316        $13.13          3,898        $ 7.98         3,608         $ 6.41
Granted.....................   5,097         12.53          1,719         20.95           976          12.91
Exercised...................    (665)         6.97         (1,028)         6.84          (469)          6.11
Canceled....................  (2,161)        18.74           (273)        12.51          (217)          8.15
                              ------        ------         ------        ------         -----         ------
Outstanding options at end
  of year...................   6,587        $11.45          4,316        $13.13         3,898         $ 7.98
                              ------        ------         ------        ------         -----         ------
Options exercisable at end
  of year...................   1,393                        1,557                       1,849
                              ------                       ------                       -----
Weighted average fair value
  of options granted during
  the year, computed for
  purposes of determining
  pro forma net income
  (loss) and net income
  (loss) per share..........                $ 5.99                       $10.93                          n/a
                                            ------                       ------                       ------

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                    ---------------------------------------------     ------------------------
                                        WEIGHTED         WEIGHTED                     WEIGHTED
    RANGE OF          NUMBER            AVERAGE          AVERAGE        NUMBER        AVERAGE
    EXERCISE        OUTSTANDING        REMAINING         EXERCISE     EXERCISABLE     EXERCISE
     PRICES         AT 12/27/96     CONTRACTUAL LIFE      PRICE       AT 12/27/96      PRICE
----------------    -----------     ----------------     --------     -----------     --------
                            (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
$ 4.50 - $ 6.88          669               4.0years       $ 5.63           570         $ 5.38
  7.00 -  10.88          587               5.4              7.81           529           7.75
     11.00             3,180               9.3             11.00             8          11.00
 12.00 -  14.38          976               8.4             12.67           240          12.45
     15.31               727               9.8             15.31             3          15.31
 15.75 -  32.50          448               9.4             19.20            43          18.75
----------------      -------            ------          --------       -------       --------
$ 4.50 - $32.50        6,587               8.3years       $11.45         1,393         $ 7.97
----------------      -------            ------          --------       -------       --------

     During 1996, VLSI recorded a tax benefit related to options exercised under the plans, resulting in a $3,600,000 increase in stockholders' equity ($10,250,000 in 1995 and $1,200,000 in 1994).

     Employee Stock Purchase Plan. Under VLSI's Employee Stock Purchase Plan, qualified employees may have up to 10% of their earnings withheld to purchase shares of VLSI's Common Stock at 85% of the fair market value at certain specified dates. Each employee's purchase right is limited to a maximum of 500 shares per six-month purchase period. Of the 9,000,000 shares authorized to be sold under this Plan, 628,434 and 739,932 shares have been sold in 1996 and 1995, respectively, with a total of 7,444,528 shares having been sold through December 27, 1996.

     The fair value of each employee purchase right is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for employee purchase rights in 1996 and 1995: risk-free interest rates of 5.8 percent, expected lives of 6 months, expected volatility of 0.61 and dividend yield of 0.

 8. SPECIAL CHARGES

     The 1996 special charges of $115.6 million primarily reflect the Company's decision in the fourth quarter to close its San Jose, California wafer fabrication facility. The Company's decision to shift to its newer markets late in 1995 combined with the loss of the X86 core logic business early in 1996 substantially reduced the demand for the facility's capacity. The decision to close this facility, made in the fourth quarter of 1996, came only after VLSI had unsuccessfully attempted to increase facility utilization by marketing the plant as a foundry and by searching for potential buyers or investors. VLSI expects to close the facility by the end of 1997 after working to accommodate its customers whose products were manufactured exclusively in the San Jose facility. Approximately 300 employees, primarily direct labor classifications, working in the San Jose facility are expected to be terminated when the plant closes in the latter part of 1997.

     The special charges also include costs associated with a change in estimate for settling lease terminations previously accrued in the Company's 1992 special charge and adjustments of the net book value of excess assets acquired to expand the San Antonio wafer fabrication facility.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

     The components of the special charges to operations taken in the fourth quarter of 1996 and utilization in 1996 are summarized as follows:

                                                             ORIGINAL                  ENDING
                                                              CHARGE     WRITE-OFFS    BALANCE
                                                             --------    ----------    -------
                                                                        (THOUSANDS)
    Equipment, facilities, leases and manufacturing
      commitments..........................................  $ 71,858     $ 64,630     $ 7,228
    Work-force-related.....................................    12,215           --      12,215
    Losses on sales commitments and customer
      accommodations.......................................    31,547           --      31,547
                                                             --------      -------     -------
              Total........................................  $115,620     $ 64,630     $50,990
                                                             ========      =======     =======

     The Company has estimated the costs associated with the decision to close the San Jose facility and these other matters based on the best information available when the decision was made to close the facility. Reserves are utilized when specific criteria are met indicating the planned action has occurred. Although the Company believes its estimates to be reasonable, actual costs associated with these plans may differ materially. Particularly, the costs associated with estimating losses on sales commitments and accommodating customers are difficult to ascertain. Therefore, the Company may, in future periods, need to change its estimated costs associated with the special charges as more information becomes available.

 9. EMPLOYEE BENEFIT PLANS

     The Company accrued approximately $5.0 million, $7.6 million and $5.0 million in 1996, 1995 and 1994, respectively, for its Employee Profit Sharing Plan, Executive Performance Incentive Plan and Performance Recognition Plan. The Company's contribution expenses associated with its 401(k) plan were approximately $3.6 million, $1.4 million and $0.6 million in 1996, 1995 and 1994, respectively.

10. TAXES

     The provision (benefit) for taxes on income (loss) is as follows:

                                                                 YEAR ENDED DECEMBER
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                     (THOUSANDS)
    Federal:
      Current............................................  $  7,499     $22,758     $ 6,933
      Deferred...........................................   (37,429)     (8,600)     (1,468)
                                                           --------     -------     -------
                                                            (29,930)     14,158       5,465
    State:
      Current............................................       361       1,292         970
      Deferred...........................................    (7,859)     (3,004)         --
                                                           --------     -------     -------
                                                             (7,498)     (1,712)        970
    Foreign:
      Current............................................     3,002       3,629       3,265
      Deferred...........................................        --        (105)        310
                                                           --------     -------     -------
                                                              3,002       3,524       3,575
                                                           --------     -------     -------
              Total......................................  $(34,426)    $15,970     $10,010
                                                           ========     =======     =======

     Pre-tax income from foreign operations was $12.3 million, $9.6 million and $4.5 million in 1996, 1995 and 1994, respectively.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

     The provision (benefit) for taxes reconciles with the amount computed by applying the U.S. statutory rate to income (loss) before provision (benefit) for taxes as follows:

                                                                 YEAR ENDED DECEMBER
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                     (THOUSANDS)
    Income (loss) before provision (benefit) for taxes...  $(83,973)    $61,938     $41,707
    U.S. statutory rates.................................        35%         35%         35%
    Computed expected tax................................   (29,391)     21,678      14,597
    State taxes, net of federal effects..................    (4,874)     (2,164)        631
    Utilization of foreign net operating loss
      carryforwards......................................    (1,980)         --          --
    Change in valuation allowance........................        --      (8,325)     (1,252)
    Foreign income taxes in excess of U.S. statutory
      rates..............................................        --       4,605          --
    R&D and investment tax credits.......................        --         (67)     (5,048)
    Unbenefited foreign loss.............................        --         243       1,326
    Other, net...........................................     1,819          --        (244)
                                                           --------     -------     -------
    Provision (benefit) for taxes on income (loss).......  $(34,426)    $15,970     $10,010
                                                           ========     =======     =======
    Total effective tax rate.............................      41.0%       25.8%       24.0%
                                                           ========     =======     =======

     Deferred income taxes reflect tax credits and loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                      YEAR ENDED DECEMBER
                                                                      --------------------
                                                                       1996         1995
                                                                      -------     --------
                                                                          (THOUSANDS)
    Deferred tax liabilities:
      Depreciation and amortization expense.........................  $    --     $(12,373)
      Other.........................................................       --           --
                                                                      -------      -------
         Total deferred tax liabilities.............................       --      (12,373)
                                                                      -------      -------
    Deferred tax assets:
      Depreciation and amortization expense.........................    7,621           --
      Tax credit and loss carryforwards.............................   16,263       17,228
      Special charges and other reserves............................   38,262       16,750
      Inventory reserves and adjustment.............................   17,023       10,203
      Warranty and deferred revenues................................    3,154        2,660
                                                                      -------      -------
         Total deferred tax assets..................................   82,323       46,841
                                                                      -------      -------
      Valuation allowance for deferred tax assets...................   (6,987)      (4,419)
                                                                      -------      -------
           Net deferred taxes.......................................  $75,336     $ 30,049
                                                                      =======      =======

        Realization of the Company's deferred tax assets is dependent on generating sufficient U.S. taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that all net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

     For U.S. and state tax purposes, at December 27, 1996, VLSI has tax credit carryforwards of approximately $7.1 million and $6.8 million, respectively. Foreign subsidiaries have tax loss and credit carryforwards of approximately $4.1 and $2.5 million, respectively. The loss carryforwards expire in 1999. Some of these credit carryforwards expire in various years between 2003 and 2011 while the others have no carryover expiration period. The Company's federal income tax returns have been examined by the Internal Revenue Service (IRS) for all years through 1990. All issues have been resolved with no material effect, and the IRS has closed those years. Certain foreign subsidiaries have accumulated earnings of $26.0 million, on which no U.S. deferred taxes have been provided. There is no intention to distribute these earnings. If distributed, there would be minimal incremental income taxes.

11. RELATED PARTIES

     VLSI has historically purchased production, assembly and test services from a company with whom a former director of the Company is affiliated. The former director ceased service as a director of VLSI effective May 31, 1996. VLSI has continued to procure the same services from this company throughout the year at approximately the same level of business as in prior years. In 1995 and 1994, VLSI purchased services from this company of $42.6 million and $27.6 million, respectively. Outstanding payables to that company were $4.3 million in 1995. Such company is one of three primary suppliers that provide substantially all of the Company's assembly and test needs. Although the above company is not the only provider of these services, a change in suppliers could cause manufacturing delays and a possible loss of sales, which would adversely affect operating results. Management does not believe the individual's cessation of service as a director described herein will cause a change in suppliers.

12. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

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

     In 1996, Ericsson accounted for 16% of net revenues. In 1995, Apple accounted for 11% of net revenues. In 1994, Compaq accounted for 22% of net revenues.

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

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 27, 1996

     The following is a summary of operations located within the indicated geographic areas for the three years ended December 27, 1996:

                                  NET REVENUES      TRANSFERS
                                      FROM           BETWEEN                      OPERATING
                                  UNAFFILIATED     GEOGRAPHICAL        NET         INCOME       IDENTIFIABLE
                                   CUSTOMERS          AREAS         REVENUES       (LOSS)          ASSETS
                                  ------------     ------------     ---------     ---------     ------------
                                                          (THOUSANDS)
1996
--------------------------------
United States...................    $443,299        $  177,701      $ 621,000     $ (88,441)      $660,585
Europe..........................     208,039                --        208,039         8,969         51,849
Japan...........................      65,432                --         65,432         4,014         33,024
Asia-Pacific....................          --                --             --            86          1,423
Corporate.......................          --                --             --            --        205,759
Eliminations....................          --          (177,701)      (177,701)          (39)       (61,698)
                                    --------          --------       --------      --------       --------
Consolidated....................    $716,770        $       --      $ 716,770     $ (75,411)      $890,942
                                    ========          ========       ========      ========       ========
1995
--------------------------------
United States...................    $506,330        $  143,573      $ 649,903     $  66,489       $570,857
Europe..........................     172,903                --        172,903         5,785         49,165
Japan...........................      40,569                --         40,569         2,459         15,871
Asia-Pacific....................         117                --            117           154          1,743
Corporate.......................          --                --             --            --        365,581
Eliminations....................          --          (143,573)      (143,573)          495        (43,330)
                                    --------          --------       --------      --------       --------
Consolidated....................    $719,919        $       --      $ 719,919     $  75,382       $959,887
                                    ========          ========       ========      ========       ========
1994
--------------------------------
United States...................    $447,233        $   87,153      $ 534,386     $  42,815       $366,040
Europe..........................     121,250                --        121,250         7,557         38,832
Japan...........................      18,426                --         18,426        (3,877)         6,430
Asia-Pacific....................         182                --            182           197          1,274
Corporate.......................          --                --             --            --        103,111
Eliminations....................          --           (87,153)       (87,153)           57        (25,471)
                                    --------          --------       --------      --------       --------
Consolidated....................    $587,091        $       --      $ 587,091     $  46,749       $490,216
                                    ========          ========       ========      ========       ========

     U.S. export revenues, primarily to the Asia-Pacific region, were approximately $67.9 million, $153.8 million and $162.1 million in 1996, 1995 and 1994, respectively.

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

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference from the section entitled "Information Concerning Solicitation and Voting -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Proxy Statement under the captions "Election of Directors -- Nominees for Director," "Election of Directors -- Director Compensation," "Election of Directors -- Compensation Committee Interlocks and Insider Participation," "Executive Officer Compensation," "Ten-Year Option Repricing Table" and "Option Repricing Report."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Proxy Statement under the caption "Information Concerning Solicitation and Voting -- Security Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Proxy Statement under the captions "Election of Directors -- Compensation Committee Interlocks and Insider Participation," "Election of Directors -- Certain Transactions" and "Executive Officer Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. FINANCIAL STATEMENTS

     The financial statements (including the notes thereto) listed in the index to financial statements and financial statement schedule (set forth in Item 8 of Part II of this Form 10-K) are filed within this Annual Report on Form 10-K.

    2. FINANCIAL STATEMENT SCHEDULE

     The financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of
Part II of this Form 10-K) is filed as part of this Annual Report on Form 10-K.

    3. EXHIBITS

     The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

     (b) REPORTS ON FORM 8-K

     On November 21, 1996, the Company filed a Form 8-K dated November 21, 1996 describing the announcement and plan to cease production in its San Jose, California wafer fabrication plant by the end of 1997 under Item 5.

     (c) EXHIBITS

        EXHIBIT
        NUMBER                                    DESCRIPTION
        ------     --------------------------------------------------------------------------
          3.1      Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 16, 1987. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                   December 27, 1987.
          3.2      Certificate of Designation of Rights, Preferences and Privileges of Series
                   A Participating Preferred Stock filed with the Secretary of State of the
                   State of Delaware on August 12, 1992. Incorporated by reference from
                   Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
                   September 26, 1992.
          3.3      Certificate of Amendment of Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20, 1992.
                   Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
          3.4      Certificate of Amendment of Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 5, 1995.
                   Incorporated by reference from Exhibit to Registration Statement on Form
                   S-3 (File No. 33-60049).
          3.5      Composite Certificate of Incorporation. Incorporated by reference from
                   Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended June
                   30, 1995.
          3.6      Restated Bylaws of the Company, as amended, effective March 12, 1996.
                   Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
          4.1      The Company hereby agrees to file upon request of the Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.
          4.2      See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
          4.3      Indenture, dated as of May 1, 1987, between the Company and Citibank N.A.,
                   Trustee, with respect to issuance of $57,500,000 of 7% Convertible
                   Subordinated Debentures due May 1, 2012. Incorporated by reference from
                   Exhibit to Registration Statement on Form S-3, No. 33-13463.
          4.4      Form of 7% Convertible Subordinated Debenture due May 1, 2012.
                   Incorporated by reference from Exhibit to Registration Statement on Form
                   S-3, No. 33-13463.
          4.5      Common Shares Rights Agreement, dated as of November 7, 1989, by and between the Company and the First National Bank of Boston, as Rights
                   Agent, including the form of Rights Certificate attached as Exhibit A thereto. Incorporated by reference from Exhibit to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November
                   20, 1989.
          4.6      First Amended and Restated Rights Agreement (the "Restated Rights
                   Agreement") by and between the Company and First National Bank of Boston, dated August 12, 1992, including form of Rights Certificate. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.

        EXHIBIT
        NUMBER                                    DESCRIPTION
        ------     --------------------------------------------------------------------------
          4.7      Amendment Number 1 to the Restated Rights Agreement, dated August 24,
                   1992. Incorporated by reference from Exhibit to Quarterly Report on Form
                   10-Q for the fiscal quarter ended September 26, 1992.
          4.8      Indenture, dated as of September 1, 1995, between the Company and Harris
                   Trust and Savings Bank, as Trustee, with respect to issuance of
                   $172,500,000 of 8.25% Convertible Subordinated Notes due October 1, 2005.
                   Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995.
          4.9      Form of 8.25% Convertible Subordinated Note due October 1, 2005.
                   Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995.
         10.1*     Letter Agreement between the Company and Alfred J. Stein, dated February
                   12, 1982. Incorporated by reference from Exhibit to Registration Statement on Form S-1, No. 2-81485.
         10.2*     Agreement between the Company and Alfred J. Stein, dated March 8, 1996.
                   Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
         10.3*     1982 Incentive Stock Option Plan, as amended May 9, 1991, and form of option agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
         10.4*     Registration Rights Agreement dated as of January 16, 1984 among the
                   Company and certain security holders of the Company. Incorporated by reference from Exhibit to Registration Statement on Form S-1, No. 2-81485.
         10.5*     Executive Performance Incentive Plan. Incorporated by reference from
                   Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                   29, 1985.
         10.6*     1986 Directors' Stock Option Plan, as amended, and Forms of Option
                   Agreement for use with such plan. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
         10.7*     1992 Stock Plan, as amended, and form of option agreement used thereunder.
                   Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1995.
         10.8      COMPASS Design Automation, Inc. Series A Preferred Stock and Common Stock
                   Purchase Agreement, dated December 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                   December 28, 1991.
         10.9*     Amended and Restated Employee Stock Purchase Plan, as amended.
                   Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
         10.10*    COMPASS Design Automation, Inc. 1992 Stock Option Plan, as amended.
                   Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
         10.11     Proprietary Software OEM License between the Company and Xidak, Inc., dated January 1, 1987. Incorporated by reference from Exhibit to Annual
                   Report on Form 10-K for the fiscal year ended December 27, 1987.
         10.12     Joint Venture and Shareholder Agreement, dated as of November 28, 1990, between Advanced RISC Machines Holdings Limited, Acorn Computers Limited,
                   Apple Computer (UK) Limited and the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
                   December 29, 1990.

        EXHIBIT
        NUMBER                                    DESCRIPTION
        ------     --------------------------------------------------------------------------
         10.13     Intercompany Agreement between COMPASS Design Automation, Inc. and the
                   Company, dated July 1, 1991. Incorporated by reference from Exhibit to
                   Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
         10.14     Intel/VLSI Stock and Warrant Purchase Agreement between the Company and
                   Intel Corporation ("Intel"), dated July 8, 1992, including form of
                   Warrant. Incorporated by reference from Exhibit to Quarterly Report on
                   Form 10-Q for the fiscal quarter ended September 26, 1992.
         10.15**   Technology and Manufacturing Agreement between Intel Corporation and the
                   Company, dated July 8, 1992, as amended by Addendum Number 1. Incorporated by reference from Exhibit to Amendment Number 1 to Annual Report on Form
                   10-K for the fiscal year ended December 26, 1992.
         10.16**   Amendment Number 2 to the Technology and Manufacturing Agreement between
                   Intel Corporation and the Company, dated December 2, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
         10.17     Letter dated July 18, 1994 from Intel Corporation to the Company waiving certain rights under the Intel/VLSI Stock and Warrant Purchase Agreement dated July 8, 1992. Incorporated by reference from Exhibit to Quarterly
                   Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
         10.18     Termination Agreement dated November 7, 1994 between Intel Corporation and the Company. Incorporated by reference from Exhibit to Quarterly Report on
                   Form 10-Q for the fiscal quarter ended September 30, 1994.
         10.19     Acquisition and Participation Agreement and Escrow Instructions dated
                   April 22, 1994 between Brazos Asset Management, Inc. and the Company.
                   Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
         10.20     Net Building Space Lease dated February 15, 1985 between Mariani Financial
                   Company and the Company for a property located at 1865 Lundy Drive, San
                   Jose, California. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1984.
         10.21     Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC
                   Limited Partnership, dated October 1, 1986, for property in Tempe,
                   Arizona. Incorporated by reference from Exhibit to Annual Report on Form
                   10-K for the fiscal year ended December 27, 1987.
         10.22     Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC
                   Limited Partnership, dated July 1, 1987, for property in Tempe, Arizona.
                   Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
         10.23     Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibits
                   10.21 and 10.22. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
         10.24     ASU Research Park Ground Sublease, dated as of December 18, 1990, between
                   Price-Elliott Research Park, Inc. and the Company. Incorporated by
                   reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990.
         10.25     Lease dated as of August 12, 1991, between Callahan-Pentz Properties,
                   Ringwood Court One and the Company for property located at 1110 Ringwood
                   Court, San Jose, California. Incorporated by reference from Exhibit to
                   Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

        EXHIBIT
        NUMBER                                    DESCRIPTION
        ------     --------------------------------------------------------------------------
         10.26     Lease dated as of February 15, 1993, between Sumitomo Life Realty (N.Y.),
                   Inc. and the Company for property located at 67 South Bedford Street,
                   Suite 304-W, Burlington, Massachusetts. Incorporated by reference from
                   Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
                   March 27, 1993.
         10.27     Lease dated as of July 20, 1993, between Callahan-Pentz Properties and the
                   Company for property located at 1120 Ringwood Court, San Jose, California.
                   Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
         10.28     Leasing Agreement dated September 21, 1994 between Sobrato-Sobrato
                   Interests, as Lessor, and the Company, as lessee, for property located at
                   1240 McKay Drive, San Jose, California. Incorporated by reference from
                   Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
                   September 30, 1994.
         10.29     Credit Agreement dated June 6, 1994 between Continental Bank N.A., as
                   Agent, and the Company. Incorporated by reference from Exhibit to Form
                   10-Q/A Amendment Number 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
         10.30     Equipment Financing Agreement between New England Capital Corporation and the Company, dated August 12, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
         10.31     Master Security Agreement between The CIT Group/Equipment Financing, Inc.
                   and the Company, dated December 19, 1991. Incorporated by reference from
                   Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                   28, 1991.
         10.32     Loan and Security Agreement between AT&T and the Company, dated September
                   24, 1993. Incorporated by reference from Exhibit to Annual Report on Form
                   10-K for the fiscal year ended December 25, 1993.
         10.33     Loan and Security Agreement and Promissory Note between CIT Group and the
                   Company, dated December 15, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
         10.34     Term Loan and Security Agreement dated June 17, 1994 and Promissory Notes dated June 17 and June 30, 1994 between Heller Financial, Inc. and the
                   Company. Incorporated by reference from Exhibit to Form 10-Q/A Amendment
                   Number 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended
                   July 1, 1994.
         10.36     Master Lease Agreement between Sentry Financial Corporation and the
                   Company, dated January 2, 1991. Incorporated by reference from Exhibit to
                   Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
         10.37     Master Lease 2094759 Lease Renewal Contracts with Guaranteed Purchase
                   Options between Ellco Leasing Corporation and the Company, each dated
                   December 30, 1992, relating to Schedules 034, 037, 038, 041 & 043 and
                   Schedules 044, 045, 046, 048, 049, 050, 051, 052 & 053, respectively.
                   Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
         10.38     Master Lease 2304202 Lease Renewal Contract with Guaranteed Purchase
                   Option between GE Capital Corp. and the Company, dated December 30, 1992, relating to Schedules 002, 003, 004 & 007. Incorporated by reference from
                   Exhibit to Annual Report on Form 10-K for the fiscal year ended December
                   26, 1992.
         10.39*    Form of Management Continuity Agreement by and between the Company and each of the following officers of the Company: Donald L. Ciffone, Gregory
                   K. Hinckley, L. Don Maulsby, Dieter J. Metzger, C. Clifford Roe and Alfred
                   J. Stein. Incorporated by reference from Exhibit to Annual Report on Form
                   10-K for the fiscal year ended December 26, 1992.

        EXHIBIT
        NUMBER                                    DESCRIPTION
        ------     --------------------------------------------------------------------------
         10.40*    Executive Change in Control Agreement by and between the Company and each of the following executive officers of the Company: Richard M. Beyer,
                   Bernd U. Braune and Alfred J.Stein. Said document is included as an
                   Exhibit to this Annual Report on Form 10-K for the fiscal year ended
                   December 27, 1996.
         10.41*    Executive Salary Continuation Agreement dated December 20, 1996 by and between the Company and Alfred J. Stein. Said document is included as an
                   Exhibit to this Annual Report on Form 10-K for the fiscal year ended
                   December 27, 1996.
         10.42*    Long Term Incentive Plan adopted October 8, 1996. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 27, 1996.
         11        Calculation of Earnings Per Share (for the three fiscal years ending
                   December 27, 1996).
         21        Subsidiaries of the Company.
         23        Consent of Ernst & Young LLP, Independent Auditors (see page 48).
         24        Power of Attorney (see page 50).
         27        Financial Data Schedule.

---------------

        * Denotes a compensation plan in which an executive officer participates.

        ** Denotes a document for which confidential treatment has been granted for selected portions.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 2-86600, 2-90890, 33-4797, 33-12909, 33-21116, 33-27872,
33-39653, 33-52908, 33-62068, 33-57433, 33-57991 and 333-10589) pertaining to the Employee Stock Purchase Plan, 1992 Stock Plan, 1982 Incentive Stock Option Plan and 1986 Directors' Stock Option Plan of VLSI Technology, Inc. and in the related Prospectuses, of our report dated January 16, 1997, with respect to the consolidated financial statements and schedule of VLSI Technology, Inc. included in this Annual Report (Form 10-K) for the year ended December 27, 1996.

                                                 /s/ ERNST & YOUNG LLP
                                          --------------------------------------
                                                    ERNST & YOUNG LLP
San Jose, California
March 12, 1997

                             VLSI TECHNOLOGY, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                                               BALANCE
                                                        BALANCE AT    ADDITIONS                  AT
                                                         BEGINNING     CHARGED                   END
                                                          OF YEAR     TO INCOME   DEDUCTIONS   OF YEAR
                                                        -----------   ---------   ----------   -------
Allowance for doubtful accounts and customer
  returns(1):
  Year ended December 30, 1994........................    $ 2,250     $     107    $    (57)   $ 2,300
  Year ended December 29, 1995........................    $ 2,300     $    (108)   $    (92)   $ 2,100
  Year ended December 27, 1996........................    $ 2,100     $     270    $   (170)   $ 2,200
Reserve for special charges(2):
  Year ended December 30, 1994........................    $ 7,866     $   1,400    $ (1,931)   $ 7,335
  Year ended December 29, 1995........................    $ 7,335     $      --    $ (7,335)   $    --
  Year ended December 27, 1996........................    $    --     $ 115,620    $ 64,630    $50,990
Reserve for patent matters(2):
  Year ended December 30, 1994........................    $    --     $      --    $     --    $    --
  Year ended December 29, 1995........................    $    --     $  19,400    $   (857)   $18,543
  Year ended December 27, 1996........................    $18,543     $   7,500    $ (4,015)   $22,028

---------------

(1) Deductions represent amounts written off against the allowance for doubtful accounts and customer returns.

(2) Deductions represent payments made and amounts written off against the reserves.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VLSI TECHNOLOGY, INC.
                                          (Registrant)

                                          By:       /s/ ALFRED J. STEIN
                                            ------------------------------------
                                            Alfred J. Stein,
                                            Chairman of the Board and
                                            Chief Executive Officer
Date: March 5, 1997

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alfred J. Stein and Balakrishnan S. Iyer, and each of them his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                   DATE
---------------------------------------------    -----------------------------  ---------------

/s/ ALFRED J. STEIN                              Chairman of the Board, Chief    March 5, 1997
---------------------------------------------    Executive Officer (Principal
(Alfred J. Stein)                                   Executive Officer) and
                                                           Director

/s/ RICHARD M. BEYER                              President, Chief Operating     March 5, 1997
---------------------------------------------        Officer and Director
(Richard M. Beyer)

/s/ BALAKRISHNAN S. IYER                           Vice President, Finance,      March 5, 1997
---------------------------------------------     Chief Financial Officer and
(Balakrishnan S. Iyer)                               Controller (Principal
                                                   Financial and Accounting
                                                           Officer)

/s/ PIERRE S. BONELLI)                                     Director              March 5, 1997
---------------------------------------------
(Pierre S. Bonelli)

/s/ ROBERT P. DILWORTH                                     Director              March 5, 1997
---------------------------------------------
(Robert P. Dilworth)

/s/ WILLIAM G. HOWARD                                      Director              March 5, 1997
---------------------------------------------
(William G. Howard)

/s/ PAUL R. LOW                                            Director              March 5, 1997
---------------------------------------------
(Paul R. Low)

/s/ HORACE H. TSIANG                                       Director              March 5, 1997
---------------------------------------------
(Horace H. Tsiang)

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
 3.1        Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on September 16, 1987. Incorporated by
            reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987...........................................
 3.2        Certificate of Designation of Rights, Preferences and Privileges of
            Series A Participating Preferred Stock filed with the Secretary of
            State of the State of Delaware on August 12, 1992. Incorporated by
            reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.......................................
 3.3        Certificate of Amendment of Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on August 20,
            1992. Incorporated by reference from Exhibit to Quarterly Report on
            Form 10-Q for the fiscal quarter ended September 26, 1992..............
 3.4        Certificate of Amendment of Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 5, 1995.
            Incorporated by reference from Exhibit to Registration Statement on
            Form S-3 (File No. 33-60049)...........................................
 3.5        Composite Certificate of Incorporation. Incorporated by reference from
            Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended
            June 30, 1995..........................................................
 3.6        Restated Bylaws of the Company, as amended, effective March 12, 1996.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1995............................
 4.1        The Company hereby agrees to file upon request of the Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.....
 4.2        See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6...........................
 4.3        Indenture, dated as of May 1, 1987, between the Company and Citibank
            N.A., Trustee, with respect to issuance of $57,500,000 of 7%
            Convertible Subordinated Debentures due May 1, 2012. Incorporated by
            reference from Exhibit to Registration Statement on Form S-3, No.
            33-13463...............................................................
 4.4        Form of 7% Convertible Subordinated Debenture due May 1, 2012.
            Incorporated by reference from Exhibit to Registration Statement on
            Form S-3, No. 33-13463.................................................
 4.5        Common Shares Rights Agreement, dated as of November 7, 1989, by and between the Company and the First National Bank of Boston, as Rights
            Agent, including the form of Rights Certificate attached as Exhibit A thereto. Incorporated by reference from Exhibit to Registration
            Statement on Form 8-A filed with the Securities and Exchange Commission on November 20, 1989...................................................
 4.6        First Amended and Restated Rights Agreement (the "Restated Rights
            Agreement") by and between the Company and First National Bank of
            Boston, dated August 12, 1992, including form of Rights Certificate.
            Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992........................
 4.7        Amendment Number 1 to the Restated Rights Agreement, dated August 24,
            1992. Incorporated by reference from Exhibit to Quarterly Report on
            Form 10-Q for the fiscal quarter ended September 26, 1992..............

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
 4.8        Indenture, dated as of September 1, 1995, between the Company and
            Harris Savings and Trust, as Trustee, with respect to issuance of
            $172,500,000 of 8.25% Convertible Subordinated Notes due September 1,
            2005. Incorporated by reference from Exhibit to Quarterly Report on
            Form 10-Q for the fiscal quarter ended September 29, 1995..............
 4.9        Form of 8.25% Convertible Subordinated Debenture due September 1, 2005.
            Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995........................
10.1*       Letter Agreement between the Company and Alfred J. Stein, dated
            February 12, 1982. Incorporated by reference from Exhibit to
            Registration Statement on Form S-1, No. 2-81485........................
10.2*       Agreement between the Company and Alfred J. Stein, dated March 8, 1996.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1995............................
10.3*       1982 Incentive Stock Option Plan, as amended May 9, 1991, and form of option agreement used thereunder. Incorporated by reference from
            Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 28, 1991......................................................
10.4*       Registration Rights Agreement dated as of January 16, 1984 among the
            Company and certain security holders of the Company. Incorporated by reference from Exhibit to Registration Statement on Form S-1, No.
            2-81485................................................................
10.5*       Executive Performance Incentive Plan. Incorporated by reference from
            Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 29, 1985......................................................
10.6*       1986 Directors' Stock Option Plan, as amended, and Forms of Option
            Agreement for use with such plan. Incorporated by reference from
            Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 30, 1994......................................................
10.7*       1992 Stock Plan, as amended, and form of option agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on
            Form 10-K for the fiscal year ended December 29, 1995..................
10.8        COMPASS Design Automation, Inc. Series A Preferred Stock and Common
            Stock Purchase Agreement, dated December 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991...........................................
10.9*       Amended and Restated Employee Stock Purchase Plan, as amended.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1994............................
10.10*      COMPASS Design Automation, Inc. 1992 Stock Option Plan, as amended.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1994............................
10.11       Proprietary Software OEM License between the Company and Xidak, Inc., dated January 1, 1987. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 27, 1987........
10.12       Joint Venture and Shareholder Agreement, dated as of November 28, 1990, between Advanced RISC Machines Holdings Limited, Acorn Computers
            Limited, Apple Computer (UK) Limited and the Company. Incorporated by
            reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990...........................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
10.13       Intercompany Agreement between COMPASS Design Automation, Inc. and the
            Company, dated July 1, 1991. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 28,
            1991...................................................................
10.14       Intel/VLSI Stock and Warrant Purchase Agreement between the Company and
            Intel Corporation ("Intel"), dated July 8, 1992, including form of
            Warrant. Incorporated by reference from Exhibit to Quarterly Report on
            Form 10-Q for the fiscal quarter ended September 26, 1992..............
10.15**     Technology and Manufacturing Agreement between Intel Corporation and the Company, dated July 8, 1992, as amended by Addendum Number 1.
            Incorporated by reference from Exhibit to Amendment Number 1 to Annual
            Report on Form 10-K for the fiscal year ended December 26, 1992........
10.16**     Amendment Number 2 to the Technology and Manufacturing Agreement
            between Intel Corporation and the Company, dated December 2, 1993.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993............................
10.17       Letter dated July 18, 1994 from Intel Corporation to the Company waiving certain rights under the Intel/VLSI Stock and Warrant Purchase
            Agreement dated July 8, 1992. Incorporated by reference from Exhibit to
            Quarterly Report on Form 10-Q for the fiscal quarter ended July 1,
            1994...................................................................
10.18       Termination Agreement dated November 7, 1994 between Intel Corporation and the Company. Incorporated by reference from Exhibits to Quarterly
            Report on Form 10-Q for the fiscal quarter ended September 30, 1994....
10.19       Acquisition and Participation Agreement and Escrow Instructions dated
            April 22, 1994 between Brazos Asset Management, Inc. and the Company.
            Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994..............................
10.20       Net Building Space Lease dated February 15, 1985 between Mariani
            Financial Company and the Company for a property located at 1865 Lundy
            Drive, San Jose, California. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 30,
            1984...................................................................
10.21       Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC
            Limited Partnership, dated October 1, 1986, for property in Tempe,
            Arizona. Incorporated by reference from Exhibit to Annual Report on
            Form 10-K for the fiscal year ended December 27, 1987..................
10.22       Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC
            Limited Partnership, dated July 1, 1987, for property in Tempe,
            Arizona. Incorporated by reference from Exhibit to Annual Report on
            Form 10-K for the fiscal year ended December 27, 1987..................
10.23       Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in
            Exhibits 10.21 and 10.22. Incorporated by reference from Exhibit to
            Annual Report on Form 10-K for the fiscal year ended December 27,
            1987...................................................................
10.24       ASU Research Park Ground Sublease, dated as of December 18, 1990, between Price-Elliott Research Park, Inc. and the Company. Incorporated
            by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990...........................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
10.25       Lease dated as of August 12, 1991, between Callahan-Pentz Properties,
            Ringwood Court One and the Company for property located at 1110
            Ringwood Court, San Jose, California. Incorporated by reference from
            Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 28, 1991......................................................
10.26       Lease dated as of February 15, 1993, between Sumitomo Life Realty
            (N.Y.), Inc. and the Company for property located at 67 South Bedford
            Street, Suite 304-W, Burlington, Massachusetts. Incorporated by
            reference from Exhibit to Quarterly Reports on Form 10-Q for the fiscal quarter ended March 27, 1993...........................................
10.27       Lease dated as of July 20, 1993, between Callahan-Pentz Properties and the Company for property located at 1120 Ringwood Court, San Jose,
            California. Incorporated by reference from Exhibit to Annual Report on
            Form 10-K for the fiscal year ended December 25, 1993..................
10.28       Leasing Agreement dated September 21, 1994 between Sobrato-Sobrato
            Interests, as Lessor, and the Company, as lessee, for property located at 1240 McKay Drive, San Jose, California. Incorporated by reference from Exhibit to Quarterly Report on form 10-Q for the fiscal quarter ended September 30, 1994...............................................
10.29       Credit Agreement dated June 6, 1994 between Continental Bank N.A., as
            Agent, and the Company. Incorporated by reference from Exhibit to Form
            10-Q/A Amendment Number 1 to Quarterly Report on Form 10-Q for the
            fiscal quarter ended July 1, 1994......................................
10.30       Equipment Financing Agreement between New England Capital Corporation and the Company, dated August 12, 1991. Incorporated by reference from
            Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 28, 1991......................................................
10.31       Master Security Agreement between The CIT Group/Equipment Financing,
            Inc. and the Company, dated December 19, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991...........................................
10.32       Loan and Security Agreement between AT&T and the Company, dated
            September 24, 1993. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 25, 1993........
10.33       Loan and Security Agreement and Promissory Note between CIT Group and the Company, dated December 15, 1993. Incorporated by reference from
            Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 25, 1993......................................................
10.34       Term Loan and Security Agreement dated June 17, 1994 and Promissory
            Notes dated June 17 and June 30, 1994 between Heller Financial, Inc.
            and the Company. Incorporated by reference from Exhibit to Form 10-Q/A
            Amendment Number 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.............................................
10.36       Master Lease Agreement between Sentry Financial Corporation and the
            Company, dated January 2, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28,
            1991...................................................................
10.37       Master Lease 2094759 Lease Renewal Contracts with Guaranteed Purchase
            Options between Ellco Leasing Corporation and the Company, each dated
            December 30, 1992, relating to Schedules 034, 037, 038, 041 & 043 and
            Schedules 044, 045, 046, 048. 049, 050, 051, 052 & 053, respectively.
            Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992............................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                    DESCRIPTION                                    PAGE
-------     -----------------------------------------------------------------------  ------------
10.38       Master Lease 2304202 Lease Renewal Contract with Guaranteed Purchase
            Option between GE Capital Corp. and the Company dated December 30,
            1992, relating to Schedules 002, 003, 004 & 007. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992...........................................
10.39*      Form of Management Continuity Agreement by and between the Company and each of the following officers of the Company: Donald L. Ciffone,
            Gregory K. Hinckley, L. Don Maulsby, Dieter J. Mezger, C. Clifford Roe
            and Alfred J. Stein. Incorporated by reference from Exhibit to Annual
            Report on Form 10-K for the fiscal year ended December 26, 1992........
10.40*      Executive Change in Control Agreement by and between the Company and each of the following executive officers of the Company: Richard M.
            Beyer, Bernd U. Braune and Alfred J. Stein. Said document is included as an Exhibit to Annual Report on Form 10-K for the fiscal year ended
            December 27, 1996......................................................
10.41*      Executive Salary Continuation Agreement dated December 20, 1996 by and between the Company and Alfred J. Stein. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended
            December 27, 1996......................................................
10.42       Long Term Incentive Plan adopted October 8, 1996. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 27, 1996....................................
11          Calculation of Earnings Per Share (for the three fiscal years ending
            December 29, 1995).....................................................
21          Subsidiaries of the Company.
23          Consent of Ernst & Young LLP, Independent Auditors (see page 48).
24          Power of Attorney (see page 50).
27          Financial Data Schedule.

---------------

 * Denotes a compensation plan in which an executive officer participates.

** Denotes a document for which confidential treatment has been granted selected portions.