Form 10-Q
period 1997-03-28
VLSI TECHNOLOGY INC
filed 1997-05-07
CIK 704386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


Mark One:

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 28, 1997.
                                                  ---------------

                                      Or

  [ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from        to
                                                           ------    ------
                        Commission file number 0-11879

                             VLSI TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                               94-2597282
       ------------------------------               -------------------
       (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

                1109 McKay Drive, San Jose, California, 95131
       -----------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (408) 434-3100
       -----------------------------------------------------------------
               (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  (X)       No  (  )

Shares outstanding of the Registrant's Common Stock as of March 28, 1997:

                                                                  45,866,436

                         PART 1.  FINANCIAL INFORMATION



Item 1.  Financial Statements


                            VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME - unaudited
                     (thousands, except per share amounts)

                                                     Quarter Ended
                                               -------------------------
                                               March 28,       March 29,
                                                 1997            1996
                                               ---------       ---------

Net revenues                                    $177,684        $167,712

Cost of sales                                    100,905         104,979
                                                --------        --------

Gross profit                                      76,779          62,733
                                                --------        --------

Operating expenses:
   Research and development                       27,431          24,371
   Marketing, general and administrative          34,630          34,997
                                                --------        --------
Operating income                                  14,718           3,365

Interest income and other expenses, net            2,952           3,995
Interest expense                                  (4,464)         (2,480)
                                                --------        --------

Income before provision for taxes on income       13,206           4,880

Provision for taxes on income                      4,220           1,710
                                                --------        --------

Net income                                      $  8,986        $  3,170
                                                ========        ========

Net income per share                            $    .19        $    .07
                                                ========        ========

Weighted average common and common
   equivalent shares outstanding                  48,182          46,405
                                                ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited
                                 (thousands)

                                                 March 28,    December 27,
                                                   1997           1996
                                                 ---------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                      $ 90,634        $139,074
   Liquid investments                              117,408          66,685
   Accounts receivable, net of allowance
      for doubtful accounts and customer
      returns of $2,000
      ($2,200 at December 27, 1996)                102,767         112,508
   Inventories:
      Raw materials                                  2,858           3,095
      Work-in-process                               40,672          42,947
      Finished goods                                13,524          10,319
                                                  --------        --------
Total inventories                                   57,054          56,361

Deferred and refundable income taxes                64,451          68,638
Prepaid expenses and other current assets            6,605           5,240
                                                  --------        --------
      Total current assets                         438,919         448,506

Property, plant and equipment, at cost             794,269         772,565
Accumulated depreciation and amortization         (369,267)       (345,301)
                                                  --------        --------
   Net property, plant and equipment               425,002         427,264

Deferred income taxes                                7,621           7,621

Other assets                                        10,867           7,551
                                                  --------        --------
TOTAL ASSETS                                      $882,409        $890,942
                                                  ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                            VLSI TECHNOLOGY, INC.

         CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited (Continued)
                      (thousands, except per share amounts)


                                                March 28,    December 27,
                                                  1997           1996
                                                ---------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $ 62,504        $ 61,586
   Accrued compensation and benefits               23,103          23,762
   Deferred income                                  9,128           8,930
   Patent matters                                  21,137          22,028
   Reserve for special charges                     50,328          50,990
   Other accrued liabilities                       35,597          34,313
   Current capital lease obligations                1,146           1,118
   Current portion of long-term debt                7,804           7,763
                                                 --------        --------
      Total current liabilities                   210,747         210,490

Non-current capital lease obligations               2,049           2,346

Long-term debt                                    205,709         207,627

Stockholders' equity:
   Preferred Shares, $.01 par value                     -               -
   Common Shares, $.01 par value                      472             472
   Treasury Common Shares, at cost                (22,527)         (8,349)
   Additional paid-in capital                     457,390         458,774
   Retained earnings                               28,569          19,582
                                                 --------        --------
        Total stockholders' equity                463,904         470,479
                                                 --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $882,409        $890,942
                                                 ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                              VLSI TECHNOLOGY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                        (thousands)
                                                            Quarter Ended
                                                     ---------------------------
                                                     March 28,         March 29,
                                                       1997              1996
                                                     ---------      ------------
                                                     Increase (decrease) in
                                                     cash and cash equivalents
Operating activities:
 Net income                                           $  8,986         $  3,170
 Adjustments to reconcile net income
  to cash generated by operations:
   Depreciation and amortization                        26,763           23,579
   Deferred income taxes                                 4,511                -
   Changes in operating assets and liabilities:
    Accounts receivable                                  9,741           13,470
    Inventories                                           (693)          (3,315)
    Accounts payable, accrued liabilities
     and deferred income                                   984           (9,830)
    Other                                               (5,616)            (428)
                                                      --------         --------
 Cash generated by operations                           44,676           26,646
                                                      --------         --------
Investing activities:
 Purchases of liquid investments                       (98,350)         (80,348)
 Proceeds from maturities of liquid investments         47,512          132,362
 Purchases of property, plant and equipment            (25,150)        (100,399)
 Other                                                       -             (150)
                                                      --------         --------
  Net cash flow used for investing activities          (75,988)         (48,535)
                                                      --------         --------
Financing activities:
 Payments on debt and capital lease obligations         (2,146)          (2,679)
 Repurchase Treasury Common Shares                     (15,838)         (27,182)
 Issuance of Common Shares, net                            856              118
                                                      --------         --------
  Net cash flow used for financing activities          (17,128)         (29,743)
                                                      --------         --------

Net decrease in cash and cash equivalents              (48,440)         (51,632)
Cash and cash equivalents, beginning of period         139,074          183,165
                                                      --------         --------
Cash and cash equivalents, end of period              $ 90,634         $131,533
                                                      ========         ========
Supplemental disclosures:
  Cash outflows for property, plant and equipment     $ 25,150         $100,399
   Less: Decrease in accrual for property, plant
         and equipment additions                        (1,024)            (687)
                                                      --------         --------
   Property, plant and equipment additions            $ 24,126         $ 99,712
                                                      ========         ========
Interest paid                                         $  2,038         $  1,534
                                                      ========         ========
Income taxes paid, net                                $  1,344         $    145
                                                      ========         ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI  TECHNOLOGY, INC.

             NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (the 1996 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1996 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter ended March 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 1997.

2. The Company's tax rate was 32% and 35% in the first quarters of 1997 and 1996, respectively. The decrease is the result of more pre-tax income flowing through lower tax jurisdictions.

3. Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies, including Motorola, have individually contacted the Company concerning its alleged use of intellectual property belonging to them.

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

   The Company continually evaluates the adequacy of its reserve for asserted and unasserted patent matters. There are many companies which may have product and process technology rights that VLSI may have infringed. The reserve for patent matters is based on the best available information at the time that the reserve is established or re-evaluated, and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change in the near term as additional information becomes available.

   Texas Instruments, Inc. (TI) filed a lawsuit in 1990 claiming process patent infringement by the Company of now expired U.S. patents. In May 1995, a jury found against the Company in the amount of $19.4 million. Although contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. The trial judge subsequently set aside the jury verdict and TI appealed. In July 1996, the Court of Appeals for the Federal Circuit affirmed the trial judge's order. TI has appealed the ruling to the U.S. Supreme Court. In the event that TI is successful on the appeal, there can be no assurance that the amount of the reserve will be sufficient if the Supreme Court were to award enhanced damages (which by statute may be as high as treble damages), pre-judgment interest and/or attorneys' fees. There can be no assurance that TI will not prevail on its appeal or that, should TI ultimately lose on its appeal, there would not be other claims asserted by TI against VLSI for patent infringement.

4. In January 1996, the Board of Directors (Board) authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue these shares at any later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board.
By the end of 1996, the Company had repurchased 1.8 million shares at an average price of $15.10 and had re-issued 1.2 million of these shares under employee stock plans. During the first quarter of 1997 the Company repurchased 930,000 shares at an average per share price of $17.03. The Company may, from time to time, continue to repurchase additional shares.

5. The Company has established a reserve for special charges primarily based on management's estimated costs associated with the decision to close the San Jose facility. This estimate is based on the best information available when the decision was made to close the facility. Although the Company believes its estimates to be reasonable, actual costs associated with these plans may differ materially. Particularly, the costs associated with estimating losses on sales commitments and accommodating customers are difficult to ascertain. Therefore, the Company may, in future periods, need to change its estimated costs associated with the special charges as more information becomes available.

6. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December
26, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements, the currently presented primary net income per share will be replaced by basic net income per share. The fundamental difference is that basic net income per share excludes the dilutive effect of stock options. The computed basic net income per share is not different from primary net income per share for the first quarters ended March 28, 1997 and March 29, 1996. Additionally, fully diluted income per share will be replaced by diluted income per share and will always be required to be presented on the income statement. The computed diluted income per share is not expected to be different from fully diluted income per share for the first quarters ended March 28, 1997 and March 29, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - FIRST QUARTER OF 1997 COMPARED TO THE FIRST QUARTER OF 1996
--------------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the MDA in the 1996 Annual Report.

This Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the 1996 Annual Report. Statements made herein are as of the date of filing of this Form 10-Q with the Securities and Exchange Commission. The Company disclaims any obligation to update the contents of those statements subsequent to the filing of this Form 10-Q.

The following table summarizes the Company's operating results for the three-month period ended March 28, 1997 as compared to the three-month period ended March 29, 1996 (dollars in thousands):

                                           First Quarter
                         ---------------------------------------------------
                                     1997                       1996
                         ------------------------------- -------------------
                                    Percent    Percemt              Percent
                                    of Net      Change               of Net
                         Amounts   Revenues   From 1996   Amounts   Revenues
                         -------   --------   ---------   -------   --------
Net revenues            $177,684     100.0%      5.9%    $167,712    100.0%
Cost of sales            100,905      56.8      (3.9)     104,979     62.6
                        --------     -----               --------    -----
Gross profit              76,779      43.2      22.4       62,733     37.4
Research & development    27,431      15.4      12.6       24,371     14.5
Marketing, general and
   administrative         34,630      19.5      (1.0)      34,997     20.9
                        --------     -----               --------    -----
Operating income          14,718       8.3         *        3,365      2.0
Interest income
   (expense), net         (1,512)     (0.8)        *        1,515      0.9
Income taxes               4,220       2.4         *        1,710      1.0
                        --------     -----               --------    -----
Net income              $  8,986       5.1         *     $  3,170      1.9
                        ========     =====               ========    =====

* Not meaningful

The Company earned net income of $9.0 million in the first quarter of 1997, compared to net income of $3.2 million in the first quarter of 1996. This change primarily reflects increased gross profit in dollars and as a percentage of net revenues (gross margin).

Net revenues in the first quarter of 1997 increased 5.9% from the comparable 1996 period and decreased 3.2% from the fourth quarter of 1996. The increase over the first quarter of 1996 reflects strong demand for communications products. This increase was offset in part by decreased demand for personal computer (PC) products. The lower net revenues in the first quarter of 1997 from the fourth quarter of 1996 reflects decreased demand for PC products and customer efforts to manage inventories due to seasonality in the set-top box business. Software net revenues decreased significantly in the first quarter of 1997 compared to the first quarter of 1996 and were comparable to the fourth quarter 1996 net revenues. The decline reflects difficulties developing new products and increased competition and consolidation among EDA providers.

International net revenues (including export sales) increased, accounting for 54.5% of net revenues in the first quarter of 1997 compared to 48.4% of net revenues in the first quarter of 1996, primarily due to increases in sales to the European region. The growth in European net revenues reflects the location of the major customers for VLSI's communications devices and the success of GSM as the leading digital wireless standard in Europe. Export sales to the Asia-Pacific area in the first quarter of 1997 decreased over the first quarter of 1996, due to a decrease in shipments of devices for the PC market.

Gross margins increased to 43.2% in the first quarter of 1997 from 37.4% in the first quarter of 1996 and 41.5% in the fourth quarter of 1996, reflecting improved product mix, expense controls and improved manufacturing yields. First quarter 1996 gross margin reflected inventory charges taken for personal computer devices and certain manufacturing inefficiencies as a result of changes in the business mix from the higher 1995 concentration in PC products to communications and consumer digital entertainment products.

R&D expenditures increased by $3.1 million in the first quarter of 1997 over expenditures in the same 1996 period and increased as a percentage of net revenues from 14.5% to 15.4%, reflecting continuing investment in new products and package and process technologies. R&D expenditures in the first quarter of 1997 focused on design environment, process development and development of products for the consumer digital entertainment and communications markets.

Marketing, general and administrative expenses for the first quarter of 1997 decreased by $0.4 million from the the first quarter of the prior year and decreased as a percentage of net revenues from 20.9% to 19.5%. The decrease is due to a decrease in marketing expenses and tighter expense controls.

Interest income (expense), net shows expense of $1.5 million in the current quarter as compared to income of $1.5 million in the same period a year ago, reflecting lower interest income on lower average cash balances than in the first quarter of 1996. Interest expense increased in the first quarter of 1997 over the first quarter of 1996 due to a lower level of capitalized interest.

The Company's tax rate was 32% and 35% in the first quarters of 1997 and 1996, respectively. The decrease is the result of more pre-tax income flowing through lower tax jurisdictions.



FACTORS AFFECTING FUTURE RESULTS

The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

During each of the years 1996, 1995 and 1994, VLSI's top 20 customers represented approximately two thirds of the Company's net revenues. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations.

Due to the decline in the Company's X86 chip set business, the Company experienced a shift in its business in 1996 away from the previously high concentration of sales to the personal computer industry that was seen in 1995 to a concentration of sales to the communications and consumer digital entertainment markets. The communications and consumer digital entertainment markets are rapidly evolving and are characterized by intense competition of suppliers, many of whom have substantially greater experience and resources than the Company. If the Company, due to competition or other factors, is unable to capture and maintain significant market share in these areas, there could be a material adverse effect on the Company's results of operations.

The Company's success depends on its ability to continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and substantial capital commitments. If the Company is unable to design, develop, manufacture and market new products successfully in a timely manner, its operating results could be adversely affected. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the markets in question will develop.

The Company's products are susceptible to severe pricing pressures and the Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain acceptable gross margins. Gross margins also vary with the general condition of the economy, capacity utilization levels in the semiconductor industry, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities.

Software net revenues, primarily through COMPASS, are subject to various factors, including pricing pressure, customers' capital budget approval cycles and limited backlog, which create a high degree of variability from quarter to quarter. Due to the high gross margin content of software net revenues and the size of certain transactions, which are often concluded late in the quarter, such variability can lead to unpredictability of financial and operating results of the Company for any given period. Results in the first quarter of 1997 and from fiscal year 1996 operations for COMPASS were not satisfactory and adversely affected VLSI's overall results of operations. Management is considering strategic alternatives to deal with this issue. Until this issue is resolved, COMPASS may continue to have a negative impact on VLSI's results of operations.

The Company sells its products under terms and conditions customarily found in the semiconductor industry. Sales of these products are subject to customer cancellation with limited advance notice to the Company prior to scheduled shipment. Due to the Company's relatively narrow customer base for certain devices and the short product life cycles of such products, such cancellations can leave the Company with significant inventory exposure, which could have a material adverse effect on the Company's operating results.

The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. These product supply and demand fluctuations have historically been characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the previously mentioned additions of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in 1995 to what appears to be a current period of excess capacity for the immediate future. During a period of industry overcapacity, profitability can drop sharply as factory utilization drops and high fixed costs of operating a wafer fabrication facility are spread over a lower net revenue base. This risk is increased due to the fact that the Company has shifted an even greater percentage of its manufacturing to its own facilities (in the first quarter of 1997, VLSI produced more than 95% of its wafer requirements internally versus approximately 95% and 80% in 1996 and 1995, respectively).

In November 1996, the Company announced its intention to close its San Jose wafer manufacturing facility. The closure of the facility subjects the Company's results of operations to numerous risks and uncertainties, including uncertainty as to the exact timing, cost and effects of the proposed shutdown of the facility; loss of business from the Company's customers whose devices are currently manufactured at the San Jose plant and who choose to substitute products from other manufacturers; unanticipated employee costs relating to the shutdown; inability to retain employees during the phase-out period; success in implementing cost reduction programs; and lower factory utilization and excess capacity.

While the Company operates and maintains its own wafer manufacturing facilities, the Company relies on three suppliers for the bulk of its assembly and test operations. Allocations by these suppliers of assembly and test capacity to the Company depend on VLSI's needs, supply availability during periods of capacity shortages and excesses and pricing. The Company has no long-term contractual commitments from these suppliers. Any reduction in allocation from these suppliers could adversely affect the Company's operations.

Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies, including Motorola, have individually contacted the Company concerning its alleged use of intellectual property belonging to them.

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

The Company continually evaluates the adequacy of its reserve for asserted and unasserted patent matters. There are many companies which may have product and process technology rights that VLSI may have infringed. The reserve for patent matters is based on the best available information at the time that the reserve is established or re-evaluated, and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change in the near term as additional information becomes available.

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

Other factors that may adversely affect VLSI's future results include earthquakes, environmental and other governmental regulations and the ability to attract and retain key employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results" in Item 7 of Part II in the 1996 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

VLSI generates cash from operations, debt and equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering and payments of debt and lease obligations. Additionally, in 1997 and 1996, VLSI used cash to reacquire shares of its common stock.

At March 28, 1997, total cash, cash equivalents and liquid investments increased $2.3 million from the 1996 fiscal year-end balance due primarily to a reduction in accounts receivable and to net income. Working capital decreased to $228.2 million at March 28, 1997 compared to $238.0 million at December 27, 1996.

During the three-month period ended March 28, 1997, the Company generated $44.7 million of cash from operations, a 67.7% increase from the $26.6 million of cash generated for the three-month period ended March 29, 1996. Accounts receivable were $9.7 million lower at March 28, 1997 than at December 27, 1996, reflecting proportionately higher sales volumes in the latter part of the fourth quarter of 1996. Accounts payable, accrued liabilities and deferred income at March 28, 1997 increased by $1.0 million from December 26, 1996. There were no significant net changes in the primary components of these items.

Cash used for investing activities was $76.0 million for the three-month period ended March 28, 1997, as compared to $48.5 million for the three-month period ended March 29, 1996. The increase is primarily a result of net purchases of liquid investments in the first quarter of 1997 compared to net proceeds from maturities of liquid investments in the first quarter of 1996. VLSI invested $24.1 million in property, plant and equipment during the first three months of 1997 compared to $99.7 million in the comparable 1996 period. VLSI currently estimates that total capital expenditures for 1997 could approximate $140 million, which are anticipated to be used primarily for equipment upgrades and for 0.35-micron wafer fabrication capability. The Company expects to primarily utilize cash from operations for its 1997 capital expenditures.

Cash used for financing activities was $17.1 million in the first three months of 1997 compared to $29.7 million in the same 1996 period. The decrease is a result of a decrease in the Company's repurchase of common stock. During the first quarter of 1996, 1.8 million shares were repurchased for $27.2 million compared to 0.9 million shares repurchased during the first quarter of 1997 for $15.8 million.

The Company currently does not have a committed credit agreement in place. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, additional equipment financings and offerings of debt or equity securities.

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (the 1996 Annual Report) for a discussion of certain pending legal proceedings. There have been no material developments in any of such matters since the filing of the Company's 1996 Annual Report.


Item 6.  Exhibits and Reports on form 8-K.

     (a) Exhibits - See Index to Exhibits on Page 16.

     (b) Reports on Form 8-K - None.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          VLSI TECHNOLOGY, INC.


                                               (Registrant)


Date:      May 7, 1997                    By:  /s/ Balakrishnan S. Iyer
      --------------------------               -------------------------------
                                               Balakrishnan S. Iyer
                                               Vice President, Finance,
                                               Chief Financial Officer and
                                               Controller
                                               (Principal Financial and
                                                Accounting Officer)

                             VLSI TECHNOLOGY, INC.

                               INDEX TO EXHIBITS


EXHIBIT
   NO.             DESCRIPTION
-------            -----------

  11.1       Calculation of Earnings Per Share

  27.1       Financial Data Schedule