Form 10-Q
period 1997-06-27
VLSI TECHNOLOGY INC
filed 1997-07-30
CIK 704386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


Mark One:

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 27, 1997.
                                                  --------------

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

                            Yes  (X)       No  (  )

Shares outstanding of the Registrant's Common Stock as of June 27, 1997:

                                                                  46,441,302

                         PART 1.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                            VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME - unaudited
                     (thousands, except per share amounts)

                                 Three Months Ended           Six Months Ended
                                 ------------------           ----------------
                                June 27,     June 28,       June 27,     June 28,
                                  1997         1996           1997         1996
                                --------     --------       --------     --------

Net revenues                 $   182,472  $   182,526    $   360,156  $   350,238

Cost of sales                    100,795      111,370        201,700      216,349
                             -----------  -----------    -----------  -----------
Gross profit                      81,677       71,156        158,456      133,889
                             -----------  -----------    -----------  -----------
Operating expenses:
   Research and development       26,201       25,609         53,632       49,980
   Marketing, general and
      administrative              36,040       34,061         70,670       69,058
                             -----------  -----------    -----------  -----------
Operating income                  19,436       11,486         34,154       14,851

Interest income and other
   expenses, net                   2,899        2,833          5,851        6,828
Interest expense                  (4,202)      (2,856)        (8,666)      (5,336)
                             -----------  -----------    -----------  -----------
Income before provision for
   taxes on income                18,133       11,463         31,339       16,343

Provision for taxes on income      5,800        3,190         10,020        4,900
                             -----------  -----------    -----------  -----------
Net income                   $    12,333  $     8,273    $    21,319  $    11,443
                             ===========  ===========    ===========  ===========
Net income per share         $       .26  $       .18    $       .44  $       .25
                             ===========  ===========    ===========  ===========
Weighted average common
   and common equivalent
   shares outstanding             47,958       46,869         48,070       46,637
                             ===========  ===========    ===========  ===========


See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited
                                 (thousands)

                                                  June 27,    December 27,
                                                   1997           1996
                                                 ---------    ------------
ASSETS
Current assets:
   Cash and cash equivalents                      $131,668        $139,074
   Liquid investments                               94,533          66,685
   Accounts receivable, net of allowance
      for doubtful accounts and customer
      returns of $2,100
      ($2,200 at December 27, 1996)                112,734         112,508
   Inventories:
      Raw materials                                  4,241           3,095
      Work-in-process                               39,009          42,947
      Finished goods                                10,733          10,319
                                                  --------        --------
Total inventories                                   53,983          56,361

Deferred and refundable income taxes                58,628          68,638
Prepaid expenses and other current assets	           5,662           5,240
                                                  --------        --------
      Total current assets                         457,208         448,506

Property, plant and equipment, at cost             812,913         772,565
Accumulated depreciation and amortization         (393,939)       (345,301)
                                                  --------        --------
   Net property, plant and equipment               418,974         427,264

Deferred income taxes                                7,621           7,621

Other assets                                         8,608           7,551
                                                  --------        --------
TOTAL ASSETS                                      $892,411        $890,942
                                                  ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                           VLSI TECHNOLOGY, INC.

         CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited (Continued)
                      (thousands, except per share amounts)


                                                 June 27,    December 27,
                                                  1997           1996
                                                ---------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $ 58,138        $ 61,586
   Accrued compensation and benefits               26,529          23,762
   Deferred income                                  8,648           8,930
   Patent matters                                  21,975          22,028
   Reserve for special charges                     47,773          50,990
   Other accrued liabilities                       31,586          34,313
   Current capital lease obligations                1,174           1,118
   Current portion of long-term debt                7,847           7,763
                                                 --------        --------
      Total current liabilities                   203,670         210,490

Non-current capital lease obligations               1,745           2,346

Long-term debt                                    203,748         207,627

Stockholders' equity:
   Preferred Shares, $.01 par value                     -               -
   Common Shares, $.01 par value                      472             472
   Treasury Common Shares, at cost                (13,577)         (8,349)
   Additional paid-in capital                     455,451         458,774
   Retained earnings                               40,902          19,582
                                                 --------        --------
        Total stockholders' equity                483,248         470,479
                                                 --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $892,411        $890,942
                                                 ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                              VLSI TECHNOLOGY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                        (thousands)
                                                                 Six Months Ended
                                                           ---------------------------
                                                            June 27,          June 28,
                                                             1997              1996
                                                            --------           -------
                                                           Increase (decrease) in cash
                                                           and cash equivalents
Operating activities:
 Net income                                                 $ 21,319         $ 11,443
 Adjustments to reconcile net income
  to cash generated by operations:
   Depreciation and amortization                              54,750           50,419
   Deferred and refundable income taxes                       10,606            2,217
   Changes in operating assets and liabilities:
    Accounts receivable                                         (226)           4,238
    Inventories                                                2,378           (1,909)
    Accounts payable, income tax payable,
     accrued liabilities and deferred income                  (8,064)         (15,773)
    Other                                                     (2,674)          (2,119)
                                                            --------         --------
 Cash generated by operations                                 78,089           48,516
                                                            --------         --------
Investing activities:
 Purchases of liquid investments                            (135,799)        (101,606)
 Proceeds from maturities of liquid investments              107,890          213,076
 Purchases of property, plant and equipment                  (44,757)        (186,841)
 Other                                                             -             (300)
                                                            --------         --------
  Net cash flow used for investing activities                (72,666)         (75,671)
                                                            --------         --------
Financing activities:
 Payments on debt and capital lease obligations               (4,340)          (4,875)
 Repurchase Treasury Shares                                  (17,015)         (27,181)
 Issuance of Common and Treasury Shares, net                   8,526            5,317
                                                            --------         --------
  Net cash flow used for financing activities                (12,829)         (26,739)
                                                            --------         --------

Net decrease in cash and cash equivalents                     (7,406)         (53,894)
Cash and cash equivalents, beginning of period               139,074          183,165
                                                            --------         --------
Cash and cash equivalents, end of period                    $131,668         $129,271
                                                            ========         ========
Supplemental disclosures:
  Cash outflows for property, plant and equipment           $ 44,757         $186,841
  Change in accrued capital acquisitions                         700          (19,635)
                                                            --------         --------
   Property, plant and equipment additions                  $ 45,457         $167,206
                                                            ========         ========
Interest paid                                               $ 10,294         $ 10,846
                                                            ========         ========
Income taxes paid, net                                      $  4,795         $  2,294
                                                            ========         ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI  TECHNOLOGY, INC.

             NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (the 1996 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1996 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter and six-month period ended June 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 1997.

2. The Company's tax rate of 32% for the first six months of 1997 primarily reflects more pre-tax income flowing through lower tax jurisdictions. The Company's tax rate of 30% for the first six months of 1996 primarily reflects benefits from the utilization of state tax credits, as well as effective foreign tax rates less than the U.S. statutory rate.

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

   The Company continually evaluates the adequacy of its reserve for asserted and unasserted patent matters. There are many companies that may have product and process technology rights that VLSI may have infringed. The reserve for patent matters is based on the best available information at the time that the reserve is established or re-evaluated, and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change in the near term as additional information becomes available.

   Texas Instruments, Inc. (TI) filed a lawsuit in 1990 claiming process patent infringement by the Company of now expired U.S. patents. In May 1995, a jury found against the Company in the amount of $19.4 million. Although contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. The trial judge subsequently set aside the jury verdict and TI appealed. In July 1996, the Court of Appeals for the Federal Circuit affirmed the trial judge's order. In May 1997, the U.S. Supreme Court rejected TI's appeal of the Court of Appeals order. No license has been concluded with TI and there can be no assurance that TI will not assert other claims against VLSI for patent infringement.

4. In January 1996, the Board of Directors (Board) authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue these shares at any later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. By the end of 1996, the Company had repurchased 1.8 million shares at an average price of $15.10 and had re-issued 1.2 million of these shares under employee stock plans. The remaining 0.6 million shares were re-issued during the first half of 1997. During the first half of 1997, the Company repurchased 1,000,000 shares at an average per share price of $17.01 and has re-issued 0.2 million of these shares under employee stock plans. The Company may, from time to time, continue to repurchase additional shares.

5. The Company has established a reserve for special charges primarily based on management's estimated costs associated with the decision to close the San Jose facility. This estimate was based on the best information available when the decision was made to close the facility. Although the Company believes its estimates to be reasonable, actual costs associated with these plans may differ materially. Particularly, the costs associated with estimating losses on sales commitments and accommodating customers are difficult to ascertain. Therefore, the Company may, in future periods, need to change its estimated costs associated with the special charges as more information becomes available.

6. Net income per share as presented on the face of the consolidated statements of income represent primary earnings per common and common equivalent share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 26, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share from which the dilutive effect of stock options will be excluded. The basic earnings per share are not materially different from the Company's reported net income per share for the quarters ended June 27, 1997 and June 28, 1996 and for the six months then ended. A calculation of diluted net income per share will also be required; however, this is not expected to differ materially from the Company's reported net income per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - FIRST SIX MONTHS OF 1997 COMPARED TO THE FIRST SIX MONTHS OF 1996
-----------------------------------------------------------------------------

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

The following table summarizes the Company's operating results for the six-month period ended June 27, 1997 as compared to the six-month period ended June 28, 1996 (dollars in thousands):

                                           Six Months
                         ---------------------------------------------------
                                     1997                       1996
                         ------------------------------- -------------------
                                    Percent    Percent              Percent
                                    of Net      Change               of Net
                         Amounts   Revenues   From 1996   Amounts   Revenues
                         -------   --------   ---------   -------   --------
Net revenues            $360,156     100.0%      2.8%    $350,238    100.0%
Cost of sales            201,700      56.0      (6.8)     216,349     61.8
                        --------     -----               --------    -----
Gross profit             158,456      44.0      18.3      133,889     38.2
Research & development    53,632      14.9       7.3       49,980     14.3
Marketing, general and
   administrative         70,670      19.6       2.3       69,058     19.7
                        --------     -----               --------    -----
Operating income          34,154       9.5     130.0       14,851      4.2
Interest income
   (expense), net         (2,815)     (0.8)        *        1,492      0.5
Income taxes              10,020       2.8     104.5        4,900      1.4
                        --------     -----               --------    -----
Net income              $ 21,319       5.9      86.3     $ 11,443      3.3
                        ========     =====               ========    =====

* Not meaningful

The Company earned net income of $21.3 million in the first half of 1997, compared to net income of $11.4 million in the first half of 1996. This change primarily reflects increased gross profit in dollars and as a percentage of net revenues (gross margin), partially offset by an increase in research and development expenses in the first half of 1997.

Net revenues in the first half of 1997 increased 2.8% from the comparable 1996 period. The increase over the first half of 1996 reflects strong demand for communications products. This increase was offset in part by decreased demand for personal computer (PC) products and customer efforts to manage inventories in the set-top box business. Software net revenues decreased in the first half of 1997 compared to the first half of 1996 due to difficulties developing new products and increased competition and consolidation among EDA providers.

International net revenues (including export sales) increased, accounting for 53.1% of net revenues in the first half of 1997 compared to 44.2% of net revenues in the first half of 1996, primarily due to increases in sales to the European region. The growth in European net revenues reflects the location of the major customers for VLSI's communications devices and the success of GSM as the leading digital wireless standard in Europe. Export sales to the Asia-Pacific area in the first half of 1997 decreased from the first half of 1996, due to a decrease in shipments of devices for the PC market.

Gross margins increased to 44.0% in the first half of 1997 from 38.2% in the first half of 1996, reflecting improved manufacturing performance and product mix. First half 1996 gross margin reflected inventory charges taken for personal computer devices and certain manufacturing inefficiencies as a result of capacity underutilization and changes in the business mix from the higher 1995 concentration in PC products to communications and consumer digital entertainment products.

R&D expenditures increased by $3.7 million in the first half of 1997 over expenditures in the same 1996 period and increased as a percentage of net revenues from 14.3% to 14.9%, reflecting continuing investment in new products and package and process technologies. R&D expenditures in the first half of 1997 focused on design environment, process development and development of products for the consumer digital entertainment and communications markets.

Marketing, general and administrative expenses for the first half of 1997 increased by $1.6 million from the first half of the prior year reflecting the Company's efforts to refocus these functions to better support the markets it serves. As a percentage of net revenues, these expenses are comparable to the same period in 1996.

Interest income (expense), net shows expense of $2.8 million in the first half of the current year as compared to income of $1.5 million in the same period a year ago, reflecting lower interest income on lower average cash balances than in the first half of 1996. Interest expense increased in the first half of 1997 over the first half of 1996 due to a lower level of capitalized interest resulting from reduced capital expenditures.

The Company's tax rate of 32% for the first six months of 1997 primarily reflects more pre-tax income flowing through lower tax jurisdictions. The Company's tax rate of 30% for the first six months of 1996 primarily reflects benefits from the utilization of state tax credits, as well as effective foreign tax rates less than the U.S. statutory rate.

RESULTS OF OPERATIONS - SECOND QUARTER OF 1997 COMPARED TO THE SECOND QUARTER
OF 1996
--------------------------------------------------------------------------------
The following table summarizes the Company's operating results for the three-month period ended June 27, 1997 as compared to the three-month period ended June 28, 1996 (dollars in thousands):


                                           Second Quarter
                         -----------------------------------------------------
                                     1997                       1996
                         ------------------------------- -------------------
                                    Percent    Percent              Percent
                                    of Net      Change               of Net
                         Amounts   Revenues   From 1996   Amounts   Revenues
                         -------   --------   ---------   -------   --------
Net revenues            $182,472     100.0%       **%    $182,526    100.0%
Cost of sales            100,795      55.2      (9.5)     111,370     61.0
                        --------     -----               --------    -----
Gross profit              81,677      44.8      14.8       71,156     39.0
Research & development    26,201      14.4       2.3       25,609     14.0
Marketing, general and
   administrative         36,040      19.7       5.8       34,061     18.7
                        --------     -----               --------    -----
Operating income          19,436      10.7      69.2       11,486      6.3
Interest income
   (expense), net         (1,303)     (0.7)        *          (23)      **
Income taxes               5,800       3.2      81.8        3,190      1.8
                        --------     -----               --------    -----
Net income              $ 12,333       6.8      49.1     $  8,273      4.5
                        ========     =====               ========    =====

*  Not meaningful

** Less than 0.1%

The Company earned net income of $12.3 million in the second quarter of 1997, compared to net income of $8.3 million in the second quarter of 1996. This change primarily reflects increased gross profit in dollars and as a percentage of net revenues (gross margin).

Net revenues in the second quarter of 1997 were comparable to net revenues in the same 1996 period. Net revenues in 1997 reflect continued strong demand for communications products and video arcade products. This was offset in part by decreased demand for personal computer (PC) products and customer efforts to manage inventories in the set-top box business as discussed earlier. Software net revenues decreased in the second quarter of 1997 compared to the second quarter of 1996. The decline reflects difficulties developing new products and increased competition and consolidation among EDA providers.

Second quarter 1997 international net revenues (including export sales) increased in terms of both amount and percentage of revenues from the second quarter of 1996 as a result of growth in European net revenues due to increased shipments of communications devices in that region. Export sales to the Asia-Pacific area in the second quarter of 1997 decreased over the second quarter of 1996, due to a decrease in shipments of devices for the PC market.

Gross margins increased to 44.8% in the second quarter of 1997 from 39.0% in the second quarter of 1996, reflecting improved manufacturing performance and product mix.

Both research and development expenditures and marketing, general and administrative expenses in the second quarter of 1997 were higher in dollar amount (and as a percentage of net revenues) compared to expenditures in the same 1996 period, reflecting increased costs as previously described for the first half of 1997.

Interest income (expense), net shows expense of $1.3 million in the current quarter as compared to approximately zero in the same period a year ago. The increase in interest expense is due to a lower level of capitalized interest. Interest income increased slightly due to a higher average quarterly interest rate.


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

During each of the years 1994, 1995, 1996 and year-to-date 1997, VLSI's top 20 customers represented approximately two thirds of the Company's net revenues. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations.

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

Software net revenues, primarily through COMPASS, are subject to various factors, including pricing pressure, customers' capital budget approval cycles and limited backlog, which create a high degree of variability from quarter to quarter. Due to the high gross margin content of software net revenues and the size of certain transactions, which are often concluded late in the quarter, such variability can lead to unpredictability of financial and operating results of the Company for any given period. Results in the first half of 1997 and from fiscal year 1996 operations for COMPASS were not satisfactory and adversely affected VLSI's overall results of operations. Management is considering strategic alternatives to deal with this issue, including the possible sale or disposition of COMPASS. Until this issue is resolved, COMPASS may continue to have a negative impact on VLSI's results of operations.

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

The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. These product supply and demand fluctuations have historically been characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the previously mentioned additions of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in 1995 to what appears to be a current period of excess capacity for the immediate future. During a period of industry overcapacity, profitability can drop sharply as factory utilization drops and high fixed costs of operating a wafer fabrication facility are spread over a lower net revenue base. This risk is increased due to the fact that the Company has shifted an even greater percentage of its manufacturing to its own facilities (in 1996 and the first half of 1997, VLSI produced more than 95% of its wafer requirements internally versus approximately
80% in 1995).

In November 1996, the Company announced its intention to close its San Jose wafer manufacturing facility. The closure of the facility subjects the Company's results of operations to numerous risks and uncertainties, including uncertainty as to the exact timing, cost and effects of the proposed shutdown of the facility; loss of business from the Company's customers whose devices are currently manufactured at the San Jose plant and who choose to substitute products from other manufacturers; unanticipated employee costs relating to the shutdown; inability to retain employees during the phase-out period; lack of success in implementing cost reduction programs; and lower factory utilization and excess capacity.

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

The Company continually evaluates the adequacy of its reserve for asserted and unasserted patent matters. There are many companies that may have product and process technology rights that VLSI may have infringed. The reserve for patent matters is based on the best available information at the time that the reserve is established or re-evaluated, and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change in the near term as additional information becomes available.

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

At June 27, 1997, total cash, cash equivalents and liquid investments increased $20.4 million from the 1996 fiscal year-end balance due primarily to net income. Working capital increased to $253.5 million at June 27, 1997 compared to $238.0 million at December 27, 1996.

During the six-month period ended June 27, 1997, the Company generated $78.1 million of cash from operations, a 60.9% increase from the $48.5 million of cash generated for the six-month period ended June 28, 1996. Accounts payable, income taxes payable, accrued liabilities and deferred income at June 27, 1997 decreased by $8.1 million from December 27, 1996 due primarily to improved manufacturing spending.

Cash used for investing activities was $72.7 million for the six-month period ended June 27, 1997, as compared to $75.7 million for the six-month period ended June 28, 1996. The decrease is primarily a result of a decrease in expenditures for the purchase of property, plant and equipment. VLSI invested $45.5 million in property, plant and equipment during the first six months of 1997 compared to $167.2 million in the comparable 1996 period.
VLSI currently estimates that total capital expenditures for 1997 could approximate $120 million, which are anticipated to be used primarily for equipment upgrades and for 0.35-micron wafer fabrication capability. The Company expects to primarily utilize cash from operations for its 1997 capital expenditures.

Cash used for financing activities was $12.8 million in the first six months of 1997 compared to $26.7 million in the same 1996 period. The decrease is a result of a decrease in the amount of cash used to repurchase common stock. During the first half of 1996, 1.8 million shares were repurchased for $27.2 million compared to 1.0 million shares repurchased during the first half of 1997 for $17.0 million.

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

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (the 1996 Annual Report) for a discussion of certain pending legal proceedings. There have been no material developments in any of such matters since the filing of the Company's 1996 Annual Report except the following:

Texas Instruments, Inc. (TI) filed a lawsuit in 1990 claiming process patent infringement by the Company of now expired U.S. patents. In May 1995, a jury found against the Company in the amount of $19.4 million. Although contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the second quarter of 1995. The trial judge subsequently set aside the jury verdict and TI appealed. In July 1996, the Court of Appeals for the Federal Circuit affirmed the trial judge's order. In May 1997, the U.S. Supreme Court rejected TI's appeal of the Court of Appeals order. No license has been concluded with TI and there can be no assurance that TI will not assert other claims against VLSI for patent infringement.

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of the Company was held on May 7, 1997 (the Meeting).

     (b) The following directors were elected at the Meeting:

              Richard M. Beyer
              Pierre S. Bonelli
              Robert P. Dilworth
              William G. Howard
              Paul R. Low
              Alfred J. Stein
              Horace H. Tsiang

     (c) The results of the vote on the matters voted upon at the Meeting are:

       (i)   Election of Directors         For              Withheld
             ---------------------      ----------          --------
             Richard M. Beyer           40,156,896           531,876
             Pierre S. Bonelli          40,164,575           524,197
             Robert P. Dilworth         40,160,860           527,912
             William G. Howard          40,154,240           534,532
             Paul R. Low                40,153,307           535,465
             Alfred J. Stein            40,136,247           552,525
             Horace H. Tsiang           40,183,276           505,496

                                                                       Broker
                                      For       Against   Abstained   Non-Votes
                                   ----------  ---------  ---------   ---------
       (ii)  Appoinment of the
             selection of Ernst &
             Young LLP as independent
             auditors for the 1997
             fiscal year           40,470,922   114,349    103,501        -

                                           For         Against    Abstained
                                        ----------    ----------  ---------
       (iii) Approval of an
             amendment to the 1992
             Stock Plan                 27,637,286    12,126,766    924,720

     The foregoing matters are described in more detail in the Registrant's definitive proxy statement dated April 4, 1997.

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

Date:      July 30, 1997                  By:  /s/ Balakrishnan S. Iyer
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