Form 10-Q
period 1997-09-26
VLSI TECHNOLOGY INC
filed 1997-11-06
CIK 704386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


Mark One:

  [X]  Quarterly report pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the quarterly period ended September 26, 1997.
       -------------------

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

                            Yes  (X)       No  (  )

Shares outstanding of the Registrant's Common Stock as of September 26, 1997:

                                                                  46,892,055


                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            VLSI TECHNOLOGY, INC.

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME - unaudited
                     (thousands, except per share amounts)

                                 Three Months Ended           Nine Months Ended
                                 ------------------           -----------------
                               Sept. 26,    Sept. 27,      Sept. 26,    Sept. 27,
                                 1997         1996           1997         1996
                             -----------  -----------    -----------  -----------
Net revenues                 $   181,181  $   170,474    $   519,636  $   495,022

Cost of sales                    100,241      107,118        298,776      318,727
                             -----------  -----------    -----------  -----------
Gross profit                      80,940       63,356        220,860      176,295
                             -----------  -----------    -----------  -----------
Operating expenses:
   Research and development       24,831       22,469         71,609       62,980
   Marketing, general and
      administrative              28,891       27,223         84,520       83,077
                             -----------  -----------    -----------  -----------
Operating income                  27,218       13,664         64,731       30,238
Patent matters                         -       (7,500)             -       (7,500)
Interest income and other
   expenses, net                   3,423        2,226          9,660        9,067
Interest expense                  (4,563)      (3,502)       (13,224)      (8,837)
                             -----------  -----------    -----------  -----------
Income from continuing
   operations before taxes        26,078        4,888         61,167       22,968

Provision for taxes on income      5,295        1,620         16,515        7,220
                             -----------  -----------    -----------  -----------
Income from continuing
   operations                     20,783        3,268         44,652       15,748
Loss from discontinued
   operation, net of taxes             -         (635)        (2,550)      (1,672)
Gain on disposal, net of taxes     7,723            -          7,723            -
                             -----------  -----------    -----------  -----------
Net income                   $    28,506  $     2,633    $    49,825  $    14,076
                             ===========  ===========    ===========  ===========
Income per share from
   continuing operations     $       .42  $       .07    $       .92  $       .34
Net income per share         $       .57  $       .06    $      1.02  $       .30
                             ===========  ===========    ===========  ===========
Weighted average common
   and common equivalent
   shares outstanding             49,865       46,962         48,792       46,745
                             ===========  ===========    ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited
                                 (thousands)

                                               September 26,    December 27,
                                                   1997             1996
                                               -------------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                      $200,391        $139,074
   Liquid investments                               84,307          66,685
   Accounts receivable, net of allowance
      for doubtful accounts and customer
      returns of $2,000
      ($2,200 at December 27, 1996)                114,242         112,508
   Inventories:
      Raw materials                                  2,388           3,095
      Work-in-process                               46,508          42,947
      Finished goods                                 7,194          10,319
                                                  --------        --------
      Total inventories                             56,090          56,361

Deferred and refundable income taxes                79,218          68,638
Prepaid expenses and other current assets	           5,170           5,240
                                                  --------        --------
      Total current assets                         539,418         448,506

Property, plant and equipment, at cost             804,495         772,565
Accumulated depreciation and amortization         (396,966)       (345,301)
                                                  --------        --------
   Net property, plant and equipment               407,529         427,264

Deferred income taxes                               12,941           7,621

Other assets                                         8,360           7,551
                                                  --------        --------
TOTAL ASSETS                                      $968,248        $890,942
                                                  ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.


                            VLSI TECHNOLOGY, INC.

         CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited (Continued)
                      (thousands, except per share amounts)


                                              September 26,    December 27,
                                                  1997             1996
                                              -------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $ 54,284        $ 61,586
   Accrued compensation and benefits               24,260          23,762
   Deferred income                                      -           8,930
   Patent matters                                  22,935          22,028
   Reserve for special charges                     43,134          50,990
   Other accrued liabilities                       49,216          28,536
   Income taxes payable                            31,077           5,777
   Current capital lease obligations                1,204           1,118
   Current portion of long-term debt                6,538           7,763
                                                 --------        --------
      Total current liabilities                   232,648         210,490

Long-term debt                                    198,626         207,627

Other long-term obligations                        15,433           2,346

Stockholders' equity:
   Preferred Shares, $.01 par value                     -               -
   Common Shares, $.01 par value                      472             472
   Treasury Common Shares, at cost                 (5,906)         (8,349)
   Additional paid-in capital                     457,568         458,774
   Retained earnings                               69,407          19,582
                                                 --------        --------
        Total stockholders' equity                521,541         470,479
                                                 --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $968,248        $890,942
                                                 ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                              VLSI TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                        (thousands)
                                                                Nine Months Ended
                                                           ---------------------------
                                                         September 26,    September 27,
                                                             1997              1996
                                                         -------------    -------------
                                                           Increase (decrease) in cash
                                                           and cash equivalents
Operating activities:
  Net income                                                $ 49,825         $ 14,076
  Adjustments to reconcile net income
   to cash generated by operations:
    Depreciation and amortization                             83,120           82,706
    Gain on COMPASS sale, net of discontinued operation      (10,592)               -
    Deferred and refundable income taxes                      (9,367)           4,318
    Changes in operating assets and liabilities:
     Accounts receivable                                      (6,293)           2,805
     Inventories                                                 271           (1,569)
     Accounts payable, income taxes payable, accrued
      liabilities and deferred income                         13,398          (12,390)
     Other                                                    (3,359)          (5,959)
                                                            --------         --------
  Cash generated by operations                               117,003           83,987
                                                            --------         --------
Investing activities:
  Purchases of liquid investments                           (183,024)        (107,224)
  Proceeds from maturities of liquid investments             179,463          260,782
  Purchases of property, plant and equipment                 (62,758)        (237,424)
  Proceeds from sale of COMPASS, net of cash sold             25,516                -
  Other                                                            -             (450)
                                                            --------         --------
   Net cash flow used for investing activities               (40,803)         (84,316)
                                                            --------         --------
Financing activities:
  Payments on debt and capital lease obligations             (11,053)          (7,123)
  Repurchase Treasury Shares                                 (17,015)         (27,181)
  Issuance of Common and Treasury Shares, net                 13,185            5,907
                                                            --------         --------
   Net cash flow used for financing activities               (14,883)         (28,397)
                                                            --------         --------
Net increase (decrease) in cash and cash equivalents          61,317          (28,726)
Cash and cash equivalents, beginning of period               139,074          183,165
                                                            --------         --------
Cash and cash equivalents, end of period                    $200,391         $154,439
                                                            ========         ========
Supplemental disclosures:
   Cash outflows for property, plant and equipment          $ 62,758         $237,424
   Change in accrued capital acquisitions                      3,531          (20,300)
                                                            --------         --------
    Property, plant and equipment additions                 $ 66,289         $217,124
                                                            ========         ========
Interest paid                                               $ 10,869         $ 12,140
                                                            ========         ========
Income taxes paid, net                                      $  6,758         $  3,316
                                                            ========         ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                            VLSI  TECHNOLOGY, INC.

           NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (the 1996 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1996 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter and nine-month period ended September 26, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 1997.

2. In September 1997, the Company sold its software business, COMPASS Design Automation Inc. (COMPASS), to Avant! Corporation (Avant!). COMPASS was a majority owned subsidiary of the Company that provided electronic design automation (EDA) tools and libraries for deep submicron ASICs and ASSPs.

   The Company received approximately $27.5 million in cash, inclusive of settlement of intercompany debt between COMPASS and VLSI, and 470,000 shares of Avant! common stock in connection with the sale of COMPASS. Additionally, $1.8 million in cash and 52,000 shares of Avant! stock were deposited into a one-year escrow account to indemnify Avant! for contingencies and other matters. VLSI also agreed to a three-year purchase commitment totaling $21 million for software and EDA tools. As a result, the Company recognized an after-tax gain of approximately $7.7 million in the third quarter of 1997 net of the after-tax loss from COMPASS for the quarter of $2.9 million.

   The results for COMPASS have been segregated on the Consolidated Condensed Statement of Income and accounted for as a discontinued operation, as the software subsidiary represented a separate line of business for the Company. Prior period consolidated condensed statements of income have been reclassified accordingly. COMPASS revenues were $6.5 million and $12.5 million for the three months ended September 26, 1997 and September
27, 1996, and $28.2 million and $38.2 million for the nine months ended September 26, 1997 and September 27, 1996, respectively.

3. The Company's tax rate of 27% for the first nine months of 1997 reflects more pre-tax income flowing through lower tax jurisdictions and the reversal of certain valuation reserves. The Company's tax rate of 30% for the first nine months of 1996 primarily reflects benefits from the utilization of state tax credits and foreign tax rates that are less than the U.S. statutory rate.

4. In October 1997, the Company entered into an investment agreement with Wafer Technology (Malaysia) Sdn Bhd, a Malaysian company ("WTM") which will build a subcontract wafer fabrication facility in Malaysia. In connection with this agreement, the Company will own less than 20 percent of WTM. The Company will purchase wafers from the WTM facility and have the right to receive up to 51 percent of the capacity of the WTM fab. In addition, the Company will provide certain technology and training and consulting services to WTM. As part of the agreement, WTM will purchase, manage and upgrade the Company's San Jose fabrication line, leasing the current building to operate the fab as a semiconductor development and prototyping facility. See footnote 7.

5. Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. Several companies, including Motorola, have individually contacted the Company concerning its alleged use of intellectual property belonging to them.

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

6. In January 1996, the Board of Directors (Board) authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue these shares at any later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board.
By the end of 1996, the Company had repurchased 1.8 million shares at an average price of $15.10 and had re-issued 1.2 million of these shares under employee stock plans. The remaining 0.6 million shares were re-issued during the first half of 1997. During the first nine months of 1997 the Company repurchased 1,000,000 shares at an average per share price of $17.01 and has re-issued 0.6 million of these shares under employee stock plans. The Company may, from time to time, continue to repurchase additional shares.

7. The Company has established a reserve for special charges primarily based on management's estimated costs associated with the decision to close the San Jose facility. This estimate is based on the best information available when the decision was made to close the facility. Although the Company believes its estimates to be reasonable, actual costs associated with these plans may differ materially. Particularly, the costs associated with estimating losses on sales commitments and accommodating customers are difficult to ascertain. Therefore, the Company may, in future periods, need to change its estimated costs associated with the special charges as more information becomes available.

8. Net income per share as presented on the face of the consolidated statements of income represent primary earnings per common and common equivalent share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 26, 1997. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. The new requirements will include a calculation of basic earnings per share from which the dilutive effect of stock options will be excluded. The basic earnings per share is approximately five percent greater than the Company's reported net income per share for the quarter and nine months ended September 26, 1997, while not different for the quarter and nine months ended September 27, 1996. A calculation of diluted net income per share will also be required; however, this is not expected to differ materially from the Company's reported net income per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - FIRST NINE MONTHS OF 1997 COMPARED TO THE FIRST NINE MONTHS OF 1996
-----------------------------------------------------------------------------

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

The following table summarizes the Company's operating results for the nine-month period ended September 26, 1997 as compared to the nine-month period ended September 27, 1996 (dollars in thousands):

                                           Nine Months
                         ---------------------------------------------------
                                     1997                       1996
                         ------------------------------- -------------------
                                    Percent    Percent              Percent
                                    of Net      Change               of Net
                         Amounts   Revenues   From 1996   Amounts   Revenues
                         -------   --------   ---------   -------   --------
Net revenues            $519,636     100.0%      5.0%    $495,022    100.0%
Cost of sales            298,776      57.5      (6.3)     318,727     64.4
                        --------     -----               --------    -----
Gross profit             220,860      42.5      25.3      176,295     35.6
Research & development    71,609      13.8      13.7       62,980     12.7
Marketing, general and
   administrative         84,520      16.3       1.7       83,077     16.8
                        --------     -----               --------    -----
Operating income          64,731      12.4     114.1       30,238      6.1
Patent matters                 -         -    (100.0)       7,500      1.5
Interest income
   (expense), net         (3,564)     (0.6)        *          230        -
Income taxes              16,515       3.2     128.7        7,220      1.5
                        --------     -----               --------    -----
Income from continuing
   operations             44,652       8.6     183.5       15,748      3.1
Gain (loss) of
   discontinued
   operation, net of tax   5,173       1.0         *       (1,672)    (0.3)
                        --------     -----               --------    -----
Net income              $ 49,825       9.6     254.0     $ 14,076      2.8
                        ========     =====               ========    =====

* Not meaningful

Income from continuing operations was $44.7 million in the first nine months of 1997, compared to $15.7 million in the first nine months of 1996. This change primarily reflects increased gross profit and as a percentage of net revenues (gross margin), partially offset by increased research and development expenses.

Net revenues in the first nine months of 1997 increased 5.0% from the comparable 1996 period. The increase over the first nine months of 1996 reflects increased unit volume for the Company's communications products. This increase was offset in part by decreased demand for the Company's products for personal computers (PC) and a decrease in orders for the Company's products for set-top boxes as customers manage their inventories.

International net revenues (including export sales) increased, accounting for 49.5% of net revenues in the first nine months of 1997 compared to 42.9% of net revenues in the first nine months of 1996, primarily due to increases in sales to the European region. The growth in European net revenues reflects increased sales to the Company's major customers for communications devices and the success of GSM in becoming the leading digital wireless standard in Europe. Export sales to the Asia-Pacific area in the first nine months of 1997 decreased from the first nine months of 1996, due to a decrease in shipments of devices for the PC market.

Gross margins increased to 42.5% in the first nine months of 1997 from 35.6% in the first nine months of 1996, reflecting improved manufacturing performance, including increased capacity utilization, and changes in product mix. Gross margin for the first nine months of 1996 included inventory charges taken for personal computer devices and certain manufacturing inefficiencies as a result of capacity underutilization.

R&D expenditures increased by $8.6 million in the first nine months of 1997 over expenditures in the same 1996 period and increased as a percentage of net revenues from 12.7% to 13.8%, reflecting continuing investment in new products and package and process technologies. R&D expenditures in the first nine months of 1997 focused on development of products for the communications and consumer digital entertainment markets and process development.

Marketing, general and administrative expenses for the first nine months of 1997 decreased as a percentage of net revenues compared to the same period in 1996. The Company continues to refocus these functions to better support the markets it serves.

During the third quarter of 1996, the Company concluded a patent licensing agreement with IBM. As a result of that agreement, the Company recorded a charge against earnings of $7.5 million for the release of alleged infringement claims incurred prior to 1996.

Interest income (expense), net reflects expense of $3.6 million in the first nine months of the current year as compared to income of $0.2 million in the same period a year ago. Interest expense increased in the first nine months of 1997 over the first nine months of 1996 due to a lower level of capitalized interest resulting from reduced capital expenditures.

The Company's tax rate of 27% for the first nine months of 1997 primarily reflects more pre-tax income flowing through lower tax jurisdictions and the reversal of certain valuation reserves. The Company's tax rate of 30% for the first nine months of 1996 primarily reflects benefits from the utilization of state tax credits and foreign tax rates that are less than the U.S. statutory rate.

In September 1997, the Company sold its software business, COMPASS Design Automation, Inc. (COMPASS) to Avant! Corporation (Avant!). The Company received approximately $27.5 million in cash, inclusive of settlement of intercompany debt between COMPASS and VLSI, and 470,000 shares of Avant! common stock in connection with the sale of COMPASS. Under the terms of the agreement Avant! is obligated to register the stock, but the Company is at risk for market price fluctuations until the Company disposes of the stock in either a public or private sale. Additionally, $1.8 million in cash and 52,000 shares of Avant! stock were deposited into a one-year escrow account to indemnify Avant! for contingencies and other matters. VLSI also agreed to a three-year purchase commitment totaling $21 million for software and EDA tools. As a result, the Company recognized an after-tax gain of approximately $7.7 million in the third quarter of 1997, net of the after-tax loss from COMPASS for the quarter of $2.9 million. Net loss from COMPASS for the nine months ended September 26, 1997 was $5.4 million, of which $2.5 million was not included in the third quarter gain calculation. See Note 2 of Notes to Consolidated Condensed Financial Statements.

RESULTS OF OPERATIONS - THIRD QUARTER OF 1997 COMPARED TO THE THIRD QUARTER OF 1996
---------------------------------------------------------------------------

The following table summarizes the Company's operating results for the three-month period ended September 26, 1997 as compared to the three-month period ended September 27, 1996 (dollars in thousands):

                                           Third Quarter
                         ---------------------------------------------------
                                     1997                       1996
                         ------------------------------- -------------------
                                    Percent    Percent              Percent
                                    of Net      Change               of Net
                         Amounts   Revenues   From 1996   Amounts   Revenues
                         -------   --------   ---------   -------   --------
Net revenues            $181,181     100.0%      6.3%    $170,474    100.0%
Cost of sales            100,241      55.3      (6.4)     107,118     62.8
                        --------     -----               --------    -----
Gross profit              80,940      44.7      27.8       63,356     37.2
Research & development    24,831      13.7      10.5       22,469     13.2
Marketing, general and
   administrative         28,891      16.0       6.1       27,223     16.0
                        --------     -----               --------    -----
Operating income          27,218      15.0      99.2       13,664      8.0
Patent matters                 -         -    (100.0)      (7,500)     4.4
Interest income
   (expense), net         (1,140)     (0.6)    (10.7)      (1,276)    (0.7)
Income taxes               5,295       2.9     226.9        1,620      1.0
                        --------     -----               --------    -----
Income from continuing
   operations             20,783      11.5     536.0        3,268      1.9
Gain (loss) of
   discontinued
   operation, net of tax   7,723       4.2         *         (635)    (0.4)
                        --------     -----               --------    -----
Net income              $ 28,506      15.7     982.6     $  2,633      1.5
                        ========     =====               ========    =====

*  Not meaningful

Income from continuing operations was $20.8 million in the third quarter of 1997, compared to $3.3 million in the third quarter of 1996. This change primarily reflects increased gross profit in dollars and as a percentage of net revenues (gross margin).

Net revenues in the third quarter of 1997 increased 6.3% from the same 1996 period. Net revenues in 1997 reflect increased unit volume for the Company's communications products. This was offset in part by decreased demand for the Company's personal computer (PC) products and customer efforts to manage their inventories in the set-top box business as discussed earlier.

Third quarter 1997 international net revenues (including export sales) increased in both dollar amount and percentage of revenues from the third quarter of 1996 as a result of growth in European net revenues due to increased shipments of communications devices in that region. Export sales to the Asia-Pacific area in the third quarter of 1997 decreased over the third quarter of 1996, due to a decrease in shipments of devices for the PC market.

Gross margins increased to 44.7% in the third quarter of 1997 from 37.2% in the third quarter of 1996, reflecting improved manufacturing performance and changes in product mix as discussed above for the nine-month period.

Research and development expenditures in the third quarter of 1997 were higher compared to expenditures in the same 1996 period, reflecting increased costs as previously described for the first nine months of 1997.

Marketing, general and administrative expenses increased in the third quarter of 1997 compared to the same 1996 period reflecting the Company's efforts to refocus these functions to better support the markets it serves.

During the third quarter of 1996, the Company concluded a patent licensing agreement with IBM. As a result of that agreement, the Company recorded a charge against earnings of $7.5 million for the release of alleged infringement claims incurred prior to 1996.

Interest income (expense), net shows expense of $1.1 million in the current quarter as compared to $1.3 million in the same period a year ago. The increase in interest expense is due to a lower level of capitalized interest. Interest income increased due to higher average cash balances and a higher average quarterly interest rate.

In the third quarter of 1997, the Company sold COMPASS to Avant!. As a result, the Company recognized an after-tax gain of approximately $7.7 million as discussed above.


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

During each of the years 1994, 1995 and 1996 VLSI's top 20 customers represented approximately two thirds of the Company's net revenues and approximately three-quarters of net revenues in year-to-date 1997. In each of the three quarters of fiscal 1997, the Company's largest customer, Ericsson, accounted for between approximately 25% and 32% of net revenues. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations.

The Company has shifted its business away from the previously high concentration of sales to the personal computer industry to a concentration of sales to the communications and consumer digital entertainment markets. The communications and consumer digital entertainment markets are rapidly evolving and are characterized by intense competition of suppliers, many of whom have substantially greater experience and resources than the Company. If the Company, due to competition or other factors, is unable to capture and maintain significant market share in these areas, there could be a material adverse effect on the Company's results of operations.

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

The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. These product supply and demand fluctuations have historically been characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the previously mentioned additions of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in 1995 to what appears to be a current period of excess capacity for the immediate future. During a period of industry overcapacity, profitability can drop sharply as factory utilization declines and high fixed costs of operating a wafer fabrication facility are spread over a lower net revenue base.
Despite industry overcapacity, there can be no assurance that the Company can achieve timely cost effective access to such capacity when needed.

In November 1996, the Company announced its intention to close its San Jose wafer manufacturing facility. The closure of the facility subjects the Company's results of operations to numerous risks and uncertainties, including uncertainty as to the exact timing, cost and effects of the proposed shutdown of the facility; loss of business from the Company's customers whose devices are currently manufactured at the San Jose plant and who choose to substitute products from other manufacturers; unanticipated employee costs relating to the shutdown; inability to retain employees during the phase-out period; degree of success in implementing cost reduction programs; and lower factory utilization and excess capacity.

The Company has decided to convert its San Antonio facility from six-inch to eight-inch wafer capability, with eight-inch production currently expected to begin late 1998. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Inefficiencies caused by the work associated with the modifications of the manufacturing facilities could adversely affect the Company's results of operations. This risk is increased due to the fact that the Company has shifted an even greater percentage of its manufacturing to its own facilities (in 1996 and the first nine months of 1997, VLSI produced more than 95% of its wafer requirements internally versus approximately 80% in 1995).

While the Company operates and maintains its own wafer manufacturing facilities, the Company relies on three suppliers for the bulk of its assembly and test operations. Allocations by these suppliers of assembly and test capacity to the Company depend on VLSI's needs, supply availability during periods of capacity shortages and excesses and pricing. The Company has no long-term contractual commitments from these suppliers. Any reduction in allocation from these suppliers could adversely affect the Company's results of operations.

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

Some of the Company's products include systems which store, retrieve and transmit data. In order to properly process this data, these products must manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Compliant). The Company has taken steps to address the year 2000 concerns and believes its products are Year 2000 Compliant. There can be no assurances, however, that the Company's products are fully Year 2000
Compliant. The inability of these products to properly manage and manipulate data in the year 2000 could result in a material adverse impact on the Company, including increased warranty costs, customer satisfaction issues, and potential lawsuits.

The Company is currently installing various new internal information systems in connection with operating its business. These systems are believed to be Year 2000 Compliant. The Company is also identifying and implementing changes to its other information systems in order to make them Year 2000 Compliant. While the Company currently expects that the year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's results of operations.

Other factors that may adversely affect VLSI's future results include earthquakes, environmental and other governmental regulations and the ability to attract and retain key employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results" in Item 7 of Part II in the 1996 Annual Report.


LIQUIDITY AND CAPITAL RESOURCES

VLSI generates cash from operations, debt and equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering and payments of debt and lease obligations. In the third quarter of 1997, the Company received approximately $27.5 million in cash, inclusive of settlement of intercompany debt between COMPASS and VLSI, and 470,000 shares of Avant! stock in connection with the sale of COMPASS. Additionally, in 1997 and 1996, VLSI used cash to reacquire shares of its common stock.

At September 26, 1997, total cash, cash equivalents and liquid investments increased $78.9 million from the 1996 fiscal year-end balance due primarily to net income and proceeds received on the sale of COMPASS. Working capital increased to $306.8 million at September 26, 1997 compared to $238.0 million at December 27, 1996.

During the nine-month period ended September 26, 1997, the Company generated $117.0 million of cash from operations, a 39.3% increase from the $84.0 million of cash generated for the nine-month period ended September 26, 1996. Increased profitability of continuing operations is the primary source of improved cash from operations. Accounts payable, income taxes payable, accrued liabilities and deferred income at September 26, 1997 increased by $13.4 million from December 27, 1996 due primarily to obligations arising from the sale of COMPASS net of a decrease in deferred income due to the COMPASS sale.

Cash used for investing activities was $40.8 million for the nine-month period ended September 26, 1997, as compared to $84.3 million for the nine-month period ended September 27, 1996. The decrease is primarily a result of a decrease in expenditures for the purchases of property, plant and equipment and proceeds from the sale of COMPASS, offset by a decrease in proceeds from maturities of liquid investments and an increase in purchases of liquid investments. VLSI invested $66.3 million in property, plant and equipment during the first nine months of 1997 compared to $217.1 million in the comparable 1996 period. VLSI currently estimates that total capital expenditures for 1997 could approximate $120 million, which are anticipated to be used primarily for equipment upgrades and for 0.35-micron wafer fabrication capability. The Company expects to primarily utilize cash from operations for its 1997 capital expenditures.

Cash used for financing activities was $14.9 million in the first nine months of 1997 compared to $28.4 million in the same 1996 period. The decrease is a result of a decrease in the amount of cash used to repurchase common stock, offset by an increase in the proceeds from issuance of common and treasury shares, net. During the first nine months of 1996, 1.8 million shares were repurchased for $27.2 million compared to 1.0 million shares repurchased during the first nine months of 1997 for $17.0 million. The Company accelerated repayment of certain secured equipment loans during the first nine months of 1997.

The Company currently does not have a committed credit agreement in place. While the Company believes that its current capital resources are sufficient to meet its near-term liquidity and capital expenditure needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through committed credit agreements, technology or manufacturing partnerships, additional equipment financings and offerings of debt or equity securities. There can be no assurance that the Company will obtain additional credit facilities.

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

Texas Instruments, Inc. (TI) filed a lawsuit in 1990 claiming process patent infringement by the Company of now expired U.S. patents. In May 1995, a jury found against the Company in the amount of $19.4 million. Although contesting the jury verdict, the Company recorded a charge to earnings of $19.4 million in the third quarter of 1995. The trial judge subsequently set aside the jury verdict and TI appealed. In July 1996, the Court of Appeals for the Federal Circuit affirmed the trial judge's order. In May 1997 the U.S. Supreme Court rejected TI's appeal of the Court of Appeals order. No license has been concluded with TI and there can be no assurance that TI will not assert other claims against VLSI for patent infringement.

Item 6.  Exhibits and Reports on form 8-K.

     (a) Exhibits - See Index to Exhibits on Page 20.

     (b) Reports on Form 8-K - None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      VLSI TECHNOLOGY, INC.


                                           (Registrant)

Date:    November 5, 1997             By:  /s/ Balakrishnan S. Iyer
      ---------------------                ----------------------------------
                                           Balakrishnan S. Iyer
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)




Date:    November 5, 1997             By:  /s/ Victor K. Lee
      ---------------------                ----------------------------------
                                           Victor K. Lee
                                           Vice President, Controller and
                                           Chief Accounting Officer
                                           (Principal Accounting Officer)

                             VLSI TECHNOLOGY, INC.

                               INDEX TO EXHIBITS


EXHIBIT
   NO.             DESCRIPTION
-------            -----------

  2.1 Agreement and Plan of Reorganization dated as of July 31, 1997 among Avant! Corporation, GB Acquisition Corporation, COMPASS Design Automation, Inc. and VLSI Technology, Inc. and Amendment To Agreement and Plan of Reorganization dated as of August 27, 1997 among such parties (Incorporated by reference to Exhibit
           2.1 to Current Report on Form 8-K filed September 26, 1997 by Avant! Corporation [SEC File No. 0-25864]).

 11.1      Calculation of Earnings Per Share

 27.1      Financial Data Schedule