Form 10-K
period 1997-12-26
VLSI TECHNOLOGY INC
filed 1998-03-23
CIK 704386

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 26, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 0-11879

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 20, 1998 was approximately $844,931,361 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, Common Shares held by persons who hold more than 5% of the outstanding voting shares and Common Shares held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

    As of February 20, 1998, the number of shares of the Registrant's Common Stock outstanding was 45,711,951.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 14, 1998 (the "Proxy Statement"), (Parts I & III). The Proxy Statement will be filed with the Securities and Exchange Commission in definitive form on or before 120 calendar days after 1997 fiscal year end.
================================================================================

                                     PART I
ITEM 1. BUSINESS

     VLSI Technology, Inc., a Delaware corporation (VLSI or the Company), was incorporated in May 1987 as a successor to the business of VLSI Technology, Inc., a California corporation (VLSI-California). The merger of VLSI-California into the Company was completed on December 31, 1987. References herein to "VLSI" or the "Company" include its predecessor VLSI-California unless specified or unless the context otherwise requires.

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various risks and uncertainties, including those set forth in the section entitled "Factors Affecting Future Results" in Item 7 of Part II of this Form 10-K and elsewhere herein. Statements made herein are as of the date of this Form 10-K and can only be relied on as of that date. The Company disclaims any obligation to update the contents of those statements subsequent to the filing of this Form 10-K.

     The Company's fiscal year ends on the last Friday in December. Fiscal years 1997, 1996 and 1995 ended December 26, 27 and 29, respectively. References to 1997, 1996 and 1995 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

                                    OVERVIEW

     VLSI designs, manufactures and markets custom and semi-custom integrated circuits (ICs) targeted at specific areas of the electronics marketplace. These products address a range of applications in the wireless communications, networking, consumer digital entertainment and advanced computing markets. VLSI markets its products primarily to Original Equipment Manufacturer (OEM) customers in these markets. See "MARKETING AND CUSTOMERS" below.

     The Company has developed significant design expertise in its targeted markets, establishing a library of proprietary cells and highly integrated building blocks. The Company's objective is to design and manufacture highly-integrated, complex custom and semi-custom semiconductor devices that enable its customers to develop and bring to market higher value-added systems and products. Key elements in its strategy to achieve this objective include:

     Target selected growth markets. VLSI has targeted a limited number of high growth markets in which it has built significant expertise. The Company utilizes its library of proprietary cells and high-level building blocks to deliver value-added custom-IC solutions to these high-growth markets rapidly and efficiently. This approach allows the Company to offer more value to the customer at potentially higher gross profit margins for the Company. The Company's target markets include wireless and networking communications applications, consumer digital entertainment systems and advanced computing applications.

     Partner with market leaders and market makers. VLSI focuses its manufacturing and research and development resources on products for a limited number of OEM customers. Concentrating resources on leading OEM customers enables the Company to effectively utilize its world class Sales/Technology Centers in developing complex application-specific integrated circuits (ASICs) and application-specific standard products (ASSPs) that best meet the customers' requirements. Engaging with one to three leading companies in each of the targeted markets provides VLSI with significant potential for growth. During 1997, the Company's top 20 customers represented approximately three-quarters of the Company's net revenues. During 1996 and 1995, the Company's top 20 customers accounted for approximately two-thirds of the Company's net revenues.

     Develop differentiated products. VLSI seeks to use an ASIC methodology to develop products that allow a customer both to offer differentiated features and to reduce the customer's product cost. The Company creates highly complex products that reduce the number of integrated circuit devices required for a given application and contain advantageous combinations of features and functionality.

     Use FSB(TM) libraries to reduce customers' time to market. The Company's Functional System Block(TM) (FSB) libraries, an expanding collection of pre-designed cells and high-level building blocks, provide easy design-in of frequently used integrated circuit functions. VLSI and its customers use FSB library elements to design and integrate products more rapidly, thereby reducing the Company's customers' time to market. The Company's libraries of FSBs include a DES Encryption FSB, a PCI FSB, Floppy Disk Controllers, SCSI Controllers, T1 Controllers, Graphics Controllers (LCD and CRT) and a suite of analog functions for communications FSBs. VLSI continues to expand its FSB libraries through internal development and through the acquisition or licensing of technology from other companies. Technology acquired and/or licensed from other companies includes an ARM RISC-based microprocessor (low power, high performance embedded control applications), Oak DSP, Ethernet, Fibre Channel, MPEG II and SSA.

     Offer worldwide support. The Company seeks to differentiate itself from its competitors not only through the quality of its products, but also through the level of its technological support and service. VLSI operates 27 Sales/Technology Centers dispersed in North America, Europe, Asia-Pacific and Japan. In this worldwide network of Sales/Technology Centers, experienced engineers with a specific technical focus work directly with customers to develop designs for new products and to provide continuing post-sale customer support.

                             PRODUCTS AND SERVICES

     VLSI designs, manufactures and markets custom and semi-custom integrated chips. The Company dedicates certain of its engineers to particular applications in order to gain systems expertise and experience by developing highly complex circuits and System-Level Silicon(TM) solutions. This increased systems expertise enables VLSI to offer more value to the customer through the development of FSBs to address each customer's requirements. Customers have a choice of using proprietary solutions, standard solutions that are shared among multiple customers, or a combination of both.

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

WIRELESS COMMUNICATIONS

     The Company's ASIC and ASSP solutions for the wireless communications industry include GSM, CDMA, TDMA, PDC and D-Amps for digital cellular phones. The Company also develops complex algorithms and integrated circuits for cordless applications such as DECT and PHS. Wireless revenues are primarily generated in non-U.S. markets. Customers in this market include Ericsson, Samsung and Lucent.

NETWORKING COMMUNICATIONS

     To serve the demands for high-speed connections, VLSI creates building blocks for networking systems in both the Local Area Network (LAN) and the Wide Area Network (WAN). In LAN, the Company provides solutions in several applications, such as 10/100 MB Ethernet and Gigabit Ethernet. Customers in this area include Cisco Systems, 3Com and Cabletron. In WAN, VLSI provides ISDN and ATM solutions. These solutions are provided for customers such as DSC Communications, Newbridge and Tellabs.

CONSUMER DIGITAL ENTERTAINMENT

     The Company targets high volume entertainment-related markets, including set-top boxes for satellite and cable TV, digital video disk, terrestrial TV, cable modem and arcade games. The ViSTA(TM) reference platform is used as a software development platform for developing cable, satellite and terrestrial set-top boxes. The Company's customer base for these products includes General Instruments, Sega, Sony, Thomson Consumer Electronic and Sagem.

ADVANCED COMPUTING

     The Company has successfully completed a major product transition away from X86 core logic solutions for personal computers. VLSI now utilizes its systems expertise and technical capability to provide solutions for high performance workstations, servers, disk storage systems and tape storage systems, as well as industrial applications including manufacturing and robotics. Customers for the Company's advanced computing products currently include Apple Computer, Silicon Graphics, Storage Technology, Stratus Computers and the Allen Bradley Division of Rockwell International.

                            MARKETING AND CUSTOMERS

     The Company primarily uses a direct sales force and commissioned representatives to sell its silicon products and services. The direct sales force is assisted by VLSI engineers located in its 27 Sales/Technology Centers, consisting of 16 in the United States, six in Europe, four in the Asia-Pacific region, and one in Canada. These Sales/Technology Centers support the Company's customers by offering a range of design services. These services include system definition, complete logic and circuit design and test program generation.

     The Company attempts to engage with one to three leading OEM customers in each of its targeted markets. During 1997, the Company's top 20 customers represented approximately three-quarters of the Company's net revenues. During 1996 and 1995, the Company's top 20 customers accounted for approximately two-thirds of the Company's net revenues. Shipments to a single customer in the communications business, Ericsson, accounted for 29% of net revenues in 1997, as compared to 17% in 1996 and less than 10% in prior years. Apple accounted for 12% of 1995 net revenues. No other customer accounted for more than 10% of net revenues in any year. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II herein.

                            RESEARCH AND DEVELOPMENT

     The Company's research and development (R&D) is focused on continued investment in the design and development of new products, and in the development of advanced package and manufacturing process technologies. The Company's R&D expenditures for the years 1997, 1996 and 1995 have sequentially increased, with total expenses of $98.4 million, $88.6 million and $70.4 million, respectively. New product R&D for 1997 included integrated circuits for CDMA handsets, GSM basebands and front-end and transport products for satellite and cable set-top box.

     The Company's success depends on its continued ability to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. The Company expects to continue to invest selectively in the research and development of new products. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and substantial capital commitments. Semiconductor design and process methodologies are subject to rapid technological change, requiring large expenditures for research and development. Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. If the Company is unable to design, develop, manufacture and market new products successfully and in a timely manner, its operating results will be materially adversely affected. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the targeted markets in question will develop.

     The Company's process technology development activities in 1997 concentrated on the finalization and implementation of a 0.25-micron CMOS process and the development of a 0.20-micron CMOS process. R&D activities in the packaging area continue to focus on high performance, high pin-count advanced packages and low-power, small outline packages.

     The Company regards technology that is licensed from third parties as a key component of product development. A few examples include the ARM microprocessor family, Oak DSP, Ethernet, Fibre Channel, MPEG II, SSA, power management, communications (including standards such as GSM, DECT and CDMA), signal converters and forward error correction. Research and development efforts are ongoing to create products from those technologies and establish them as FSBs for use in the Company's ASIC or ASSP products.

     See also "EMPLOYEES" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

                                 MANUFACTURING

     The Company has manufacturing locations in San Antonio, Texas, Tempe, Arizona and San Jose, California. The San Antonio, Texas facility is primarily dedicated to wafer fabrication utilizing six-inch wafers. The fabrication of integrated circuits is a capital intensive, extremely complex and precise process consisting of hundreds of separate steps and requiring production in a highly controlled, clean environment. The marketplace has placed an ongoing emphasis on deep sub-micron devices (those geometries under 0.5-micron) and capital costs have tended to increase significantly as geometries have decreased in size. During 1997, the Company continued to invest in sub-micron manufacturing by introducing 0.25- and 0.20-micron technologies in its San Antonio facility and intends to migrate to an eight-inch wafer production capability beginning in late 1998. The Company expects to continue a high level of investment in its manufacturing facility in the future.

     The Tempe, Arizona facility contains design, technical support and final test facilities. Pursuant to an announcement in late 1996, the Company ended production in the San Jose, California fabrication facility during 1997. Manufacturing at the San Jose site currently includes test and assembly, technical development and research and development facilities.

     In October 1997, the Company entered into an investment agreement with Wafer Technology (Malaysia) Sdn Bhd, a Malaysian company (WTM) proposing to build a subcontract wafer fabrication facility in Malaysia. Under this agreement, the Company would own less than 20 percent of WTM and would be expected to fund its investment in WTM starting in 1998. In addition, the Company would provide certain technology and training and consulting services to WTM. Upon completion of the WTM facility, the Company would purchase wafers from WTM and have the right to receive an allocation of the capacity of the WTM facility. The purchase price for wafers would be a function of the market price. The companies have agreed in principle to convert and operate the VLSI San Jose wafer fabrication facility as a prototype and development facility. Under this arrangement, WTM and VLSI would share the related conversion and future operational costs.

     In addition to its own facility, VLSI has used subcontract wafer foundry companies located in Taiwan and Singapore. The Company's strategy is to use outside subcontract foundry providers primarily to supplement internal capacity. Given the current capacity of the Company's San Antonio facility, the Company has shifted substantially all of its wafer fabrication to San Antonio. Even with the closure of the San Jose wafer fabrication facility, there can be no assurance that the Company will fully utilize its San Antonio facility.

     The Company subcontracts substantially all of its integrated circuit packaging and approximately a third of its final testing to third parties. The final tested circuits are then shipped directly to the Company's customers or returned to the Company for shipment to customers. Subcontractors include companies in Korea, Taiwan, Japan, Hong Kong and the Philippines. Although the Company has no long-term contractual commitments from these suppliers, the Company believes that these sources of packaging and testing services are relatively reliable given their level of interdependence with the Company and the overall level of availability of worldwide subcontract packaging and testing capacity.

     The principal raw materials used by the Company in the manufacture of its products are silicon wafers, processing chemicals and gases, leadframes and certain precious metals. The Company's operations also depend upon a continuing adequate supply of electricity, natural and specialty gases and water. Certain raw materials used for the manufacture of integrated circuits are available from a limited number of worldwide suppliers. The Company does not generally depend on long-term fixed-price supply contracts. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If VLSI were unable to procure certain of such materials from any source, it would be required to reduce its manufacturing operations. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials. There can be no assurance that the Company will not experience significant difficulty obtaining raw materials or that fixed long-term contracts will not be necessary to ensure supplies of raw materials.

     See also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors Affecting Future Results" in Item 7 of Part II herein.

                                  COMPETITION

     The semiconductor industry in general and the markets in which the Company competes in particular are intensely competitive, exhibiting both rapid technological change and ongoing price erosion as technologies mature. Competition is primarily based on design capabilities (including both the design tool features and the skills of the design team), quality, delivery time and price. The Company believes that its overall competitive strengths include: a growing expertise in systems applications in specific markets, its expanding library of FSBs, its high quality wafer processing technology and fabrication facilities, its experienced engineering staff, its test capabilities, cost effectiveness and the technical design services offered through its network of Sales/Technology Centers.

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

                        COMPASS DESIGN AUTOMATION, INC.

     In September 1997, the Company sold its software business, COMPASS Design Automation, Inc. (COMPASS) to Avant! Corporation (Avant!). COMPASS was a majority-owned subsidiary of the Company that provided electronic design automation (EDA) tools and libraries for deep sub-micron ASICs and ASSPs.

     The Company received approximately $27.5 million in cash, inclusive of settlement of intercompany debt between COMPASS and VLSI, and 470,000 shares of Avant! common stock in connection with the sale of COMPASS. Additionally, $1.8 million in cash and 52,000 shares of Avant! common stock were deposited in a one-year escrow account to indemnify Avant! for contingencies and other matters. VLSI also agreed to a three-year purchase commitment totaling $21.0 million for software and EDA tools. As a result, the Company recognized an after-tax gain of approximately $7.7 million in the third quarter of 1997 net of the after-tax loss from COMPASS for the quarter of $2.9 million.

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

                                   EMPLOYEES

     As of December 26, 1997, the Company and its subsidiaries had approximately 2,500 employees worldwide, down from approximately 3,000 from the end of 1996. The reduction in force was primarily the result of the sale of COMPASS and the end of production at the San Jose fabrication facility. Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including management, technical and design personnel. In particular, the Company currently has numerous open positions, specifically in the engineering arena. Any significant delays in filling these positions will lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products.

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

     VLSI has entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI access to third party technology, or to allow third parties access to the Company's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material adverse effect on the Company's financial position or results of operations. See also Item 3 of Part I of this Form 10-K.

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

                   FINANCIAL INFORMATION BY BUSINESS SEGMENT
                              AND GEOGRAPHIC DATA

     This information is included in Note 1 (under the heading "Manufacturing Concentrations") and Note 13 of Notes to Consolidated Financial Statements, which information is incorporated herein by reference to Item 8 of Part II hereof. The Company currently generates approximately 4% of its net revenues from direct sales into Asia, plus another approximately 7% of its net revenues from direct sales in Japan. However, certain of the Company's significant customers generate greater portions of their sales from Asia and Japan. If recent events in Asian and Japanese markets have a significant impact on the Company's customers that result in declining orders, there could be a material adverse effect on the Company's results of operations.

                                  SEASONALITY

     The Company has shifted its business away from the previously high concentration of sales to the personal computer industry to a concentration of sales to the communications and consumer digital entertainment markets. The communications and consumer digital entertainment markets are rapidly evolving and are characterized by intense competition among suppliers of integrated circuits, many of whom have substantially greater experience and resources than the Company. If the Company, due to competition or other factors, is unable to capture and maintain significant market share in these areas, there could be a material adverse effect on the Company's results of operations. Since the Company's transition to the communications and consumer digital entertainment markets, the Company's results have followed a seasonal pattern, with stronger growth in the second half of the year, reflecting the buying patterns of the Company's customers.

                              ENVIRONMENTAL ISSUES

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company's San Antonio and San Jose facilities are located near residential areas, which could increase the incidence of environmental complaints or investigations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations could subject VLSI to substantial liability or could cause its manufacturing operations to be suspended, which could have a material adverse effect on the Company's operating results.

                                   YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year, thus rendering them incapable of properly managing and manipulating data that includes both 20th and 21st century dates (Year 2000 Compliant). The Company is currently installing various new internal information systems in connection with operating its business. These systems are believed to be Year 2000 Compliant. The Company is in the process of determining what other changes to its other information systems are necessary in order to make them Year 2000 Compliant. While the Company currently expects that the Year 2000 will not pose significant internal operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's results of operations.

     The Company is assessing its products to ensure that they are Year 2000 Compliant. The ongoing assessment has not revealed any significant compliance issues. However, the inability of these products to properly manage and manipulate data in the year 2000 could result in a material adverse impact on the Company, including increased warranty costs, customer satisfaction issues and potential lawsuits.

     The Company has initiated communications with its suppliers and customers to determine the extent to which the Company's capabilities are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems and products of other companies on which the Company relies will be timely converted or that they will not have a material adverse effect on the Company.

     While the total cost of the Year 2000 project has not yet been determined, the current investigation has not identified significant costs to date. Accordingly, the Company believes it has sufficient resources for the

Year 2000 project from currently available cash, cash equivalents and liquid investments, cash flow expected from operations and/or borrowings under the committed credit agreement.

ITEM 2. PROPERTIES

     The Company owns the land and buildings housing its facilities located in San Antonio, Texas, some of the land and buildings housing its facilities located in San Jose, California, and the building housing its facilities in Tempe, Arizona. The Tempe facility is located on land held under a long-term ground lease, which expires in December 2037. The Company's other properties, including 27 Sales/Technology Centers and some comprising its San Jose campus, are occupied under operating leases that expire on various dates through October 2023 with options to renew in most instances.

     The Company's San Jose facility, which includes corporate support services such as its computer center, technology development, assembly and test, a primary shipping location and a major design center, is located near major earthquake faults. Should an earthquake or other natural disaster cause an interruption in operations, operating results could be materially adversely affected.

     The San Antonio facility began qualified production in 1989 and is primarily dedicated to six-inch wafer fabrication. Currently, the facility is fully operational and is operating at normal levels for its current equipment configuration. The Company intends to migrate to an eight-inch wafer production capability beginning in late 1998. The Company believes that adding equipment to its existing facilities will satisfy the Company's growth needs in the near future.

     The Tempe site contains the research and development resources supporting the advanced computing group, test facilities, marketing, sales and Technology Center functions. This site currently has more than adequate space for its current operations and anticipated growth.

     VLSI expanded into additional leased facilities adjacent to its San Jose headquarters in each of the three years ending in 1995. By the end of 1996, the Company had fully occupied its facilities. With the closure of the San Jose fabrication facility in 1997, no new facilities were added to the San Jose site in 1997. The Company anticipates that an existing option for additional space adjacent to its leased facilities in San Jose will satisfy the Company's growth needs in the near term.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1997, which ended December 26, 1997.

                       EXECUTIVE OFFICERS OF THE COMPANY

     Information concerning executive officers of the Company who are not also directors is set forth below:

     MR. LARRY L. GRANT, age 52, joined the Company in January 1996 as Vice President, General Counsel and Secretary. From 1985 until joining VLSI, Mr. Grant was Vice President and General Counsel of Micron Technology, Inc., a semiconductor manufacturer.

     MR. JOHN S. HODGSON, age 53, joined the Company in May 1997 as Senior Vice President, Worldwide Sales and Technology Centers. From 1990 until joining VLSI, Mr. Hodgson was Vice President, Sales and Marketing Electronics Group of Lucent Technologies (formerly AT&T), a communications company.

     MR. BALAKRISHNAN S. IYER, age 41, was elected to the position of Senior Vice President and Chief Financial Officer in September 1997. In January 1997, he was appointed Vice President and Chief Financial Officer. Mr. Iyer joined the Company in April 1993 as Vice President and Controller. From July 1992 until joining VLSI, Mr. Iyer was Corporate Controller for Cypress Semiconductor Corporation, a semiconductor manufacturer.

     MR. THIERRY M. LAURENT, age 45, who joined the Company in 1981, was elected to the position of Senior Vice President and General Manager, Communications and Embedded Products Group in December 1996. From 1995 until 1996, he held the position of Group Vice President and General Manager of the Communications Product Group. From 1992 until 1995, he was Vice President and General Manager of the Wireless Communications Product Division.

     MR. VICTOR K. LEE, age 41, joined the Company as Vice President and Corporate Controller in August 1997. From 1989 until joining VLSI, Mr. Lee was Director of Finance at Advanced Micro Devices, a semiconductor manufacturer.

     MR. DOUGLAS M. MCBURNIE, age 54, joined the Company as Senior Vice President, Computer and Consumer Products Group in August 1997. From 1996 until joining the Company, he held the position of Senior Vice President and General Manager, Communications and Consumer Group at National Semiconductor, a semiconductor manufacturer. From 1994 until 1996, he was Vice President and General Manager, Local Area Network Division at National Semiconductor. From 1990 until 1994, he was self-employed.

     MR. SUNIL MEHTA, age 45, joined the Company in June 1997 as Vice President and Treasurer. From 1996 until joining VLSI, he was Corporate Treasurer at Maxtor Corporation, a disk drive manufacturer. From 1983 until 1996, he was International Treasurer at Amdahl Corporation, a computer manufacturer.

     There are no family relationships among the Company's executive officers and directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                 1997                    DEC. 26       SEPT. 26       JUNE 27         MAR. 28
                 ----                    --------      --------      ---------        --------
Net revenues(1)........................  $193,017      $181,181      $ 170,977        $167,478
Gross profit(1)........................  $ 87,084      $ 80,939      $  71,532        $ 68,389
Net income (loss):
  Continuing operations................  $ 21,993      $ 20,783      $  13,266        $ 10,603
  Discontinued operation, net of
     taxes.............................  $      0      $      0      $    (933)       $ (1,617)
  Gain on disposal, net of taxes.......  $      0      $  7,723      $       0        $      0
  Total................................  $ 21,993      $ 28,506      $  12,333        $  8,986
Net income (loss) per
  share -- Basic(2):
  Continuing operations................  $   0.47      $   0.44      $    0.29        $   0.23
  Discontinued operation...............  $   0.00      $   0.18      $   (0.02)       $  (0.04)
  Total................................  $   0.47      $    .62      $    0.27        $   0.19
Net income (loss) per
  share -- Diluted(2):
  Continuing operations................  $   0.45      $   0.41      $    0.28        $   0.22
  Discontinued operation...............  $   0.00      $   0.16      $   (0.02)       $  (0.03)
  Total................................  $   0.45      $   0.57      $    0.26        $   0.19
Market price(3):
  High.................................  $     37      $     38 5/16 $      25 13/16  $     24 3/4
  Low..................................  $     18 3/4  $     23 5/8  $      17        $     15 1/4

                 1996                    DEC. 27       SEPT. 27       JUNE 28         MAR. 29
                 ----                    --------      --------      ---------        --------
Net revenues(1)........................  $173,995      $170,474      $ 169,848        $154,700
Gross profit(1)........................  $ 68,435      $ 63,356      $  61,013        $ 51,926
Net income (loss):
  Continuing operations................  $(61,706)     $  3,268      $   9,034        $  3,446
  Discontinued operation, net of
     taxes.............................  $ (1,917)     $   (635)     $    (761)           (276)
  Total................................  $(63,623)     $  2,633      $   8,273        $  3,170
Net income (loss) per
  share -- Basic(2):
  Continuing operations................  $  (1.34)     $   0.07      $    0.19        $   0.08
  Discontinued operation...............  $  (0.04)     $  (0.01)     $   (0.02)       $  (0.01)
  Total................................  $  (1.38)     $   0.06      $    0.17        $   0.07
Net income (loss) per
  share -- Diluted(2):
  Continuing operations................  $  (1.34)     $   0.07      $    0.19        $   0.08
  Discontinued operation...............  $  (0.04)     $  (0.01)     $   (0.02)       $  (0.01)
  Total................................  $  (1.38)     $   0.06      $    0.17        $   0.07
Market price(3):
  High.................................  $     28 3/4  $     16 7/8  $      20 1/4    $     16 13/16
  Low..................................  $     15 1/4  $     10 7/8  $      12 5/8    $     11

---------------
(1) Amounts have been reclassified to reflect results from continuing operations. See Item 8, Note 2 of Notes to Consolidated Financial Statements.

(2) The net income (loss) per share amounts for each quarter of 1996 and the first three quarters of 1997 have been restated from those previously reported to comply with Statement of Financial Accounting

    Standards No. 128, "Earnings per Share." See Item 8, Note 1 and Note 9 of Notes to Consolidated Financial Statements.

(3) The Company's Common Stock is traded on the Nasdaq National Market under the symbol VLSI. The prices per common share represent the highest and lowest closing prices for the Company's Common Stock in the Nasdaq National Market during each quarter. On February 20, 1998, there were approximately 1,677 stockholders of record. The Company has not paid cash dividends and has limitations thereon. See Item 8, Note 5 of Notes to Consolidated Financial Statements.

     The Company did not sell any unregistered securities during fiscal 1997.

ITEM 6. SELECTED FINANCIAL DATA

                                        1997      1996(1)       1995        1994        1993
                                      --------    --------    --------    --------    --------
                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues(2).....................  $712,653    $669,017    $670,291    $542,335    $479,024
Operating income (loss)(2)..........  $ 95,499    $(69,418)   $ 75,965    $ 48,943    $ 29,650
Net income (loss):
  Continuing operations.............  $ 66,645    $(45,958)   $ 46,216    $ 33,411    $ 18,185
  Discontinued operation, net of
     taxes..........................  $ (2,550)   $ (3,589)   $   (248)   $ (1,714)   $ (2,302)
  Gain on disposal, net of taxes....  $  7,723    $     --    $     --    $     --    $     --
  Total.............................  $ 71,818    $(49,547)   $ 45,968    $ 31,697    $ 15,883
Net income (loss) per
  share -- Basic(3):
  Continuing operations.............  $   1.43    $  (1.00)   $   1.12    $   0.93    $   0.54
  Discontinued operation............  $   0.12    $  (0.08)   $  (0.01)   $  (0.05)   $  (0.07)
  Total.............................  $   1.55    $  (1.08)   $   1.11    $   0.88    $   0.47
Net income (loss) per share --
  Diluted(3):
  Continuing operations.............  $   1.36    $  (1.00)   $   1.06    $   0.89    $   0.51
  Discontinued operation............  $   0.11    $  (0.08)   $  (0.01)   $  (0.04)   $  (0.06)
  Total.............................  $   1.47    $  (1.08)   $   1.05    $   0.85    $   0.45
Research and development as a
  percentage of net revenues(2).....     13.8%       13.2%       10.5%       11.6%       11.3%
Capital expenditures................  $ 88,949    $245,116    $203,472    $ 94,446    $ 71,615
Cash, cash equivalents and liquid
  investments.......................  $283,484    $205,759    $365,581    $103,111    $ 72,636
  Working capital...................  $347,649    $238,016    $400,097    $138,704    $114,423
Long-term debt and non-current
  capital lease obligations.........  $182,999    $209,973    $218,847    $ 96,804    $ 85,855
Stockholders' equity................  $516,395    $470,479    $530,629    $255,430    $212,508
Total assets........................  $922,078    $890,942    $959,887    $490,216    $412,223
Employees...........................     2,483       2,948       2,986       2,728       2,659

---------------

Selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes contained in Item 8.

(1) Included in continuing operations for the fourth quarter of 1996 are special charges of $114.4 million, primarily related to the Company's decision to close the San Jose, California wafer fabrication facility. See Item 8, Note 3 of Notes to Consolidated Financial Statements.

(2) Amounts have been reclassified to reflect results from continuing operations. See Item 8, Note 2 of Notes to Consolidated Financial Statements.

(3) The net income (loss) per share amounts prior to 1997 have been restated from those previously reported to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." See Item 8, Note 1 and
    Note 9 of Notes to Consolidated Financial Statements.

The Company has never paid any cash dividends and has limitations thereon. See
Item 8, Note 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the 1997 Consolidated Financial Statements and Notes thereto in Item 8 of Part II herein.

     This MDA contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of various risks and uncertainties, including those set forth in "Factors Affecting Future Results" below and elsewhere in this Form 10-K. Statements made herein are as of the date of filing of this Form 10-K with the Securities and Exchange Commission. VLSI (the Company) disclaims any obligation to update the contents of those statements subsequent to the filing of this Form 10-K.

     The Company's fiscal year ends on the last Friday in December. Fiscal years 1997, 1996 and 1995 ended December 26, 27 and 29, respectively. All years presented herein consisted of 52 weeks. References to 1997, 1996 and 1995 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

OVERVIEW

     In September 1997, the Company sold its software business, COMPASS Design Automation, Inc. (COMPASS) to Avant! Corporation (Avant!). The results for COMPASS have been segregated on the Consolidated Statements of Income and accounted for as a discontinued operation, as the software subsidiary represented a separate line of business for the Company. Prior period Consolidated Statements of Income and all components of income from the discontinued operation have been reclassified accordingly.

     In 1997, the Company reported a net revenue increase of 7% and a gross profit increase of 26% from continuing operations as compared to 1996. These increases primarily reflect growth in the communications business. Operating profits from continuing operations were 13% of net revenues in 1997 as compared to a net operating loss in 1996.

     Income from continuing operations in 1997 was $66.6 million on net revenues of $712.7 million compared to loss from continuing operations of $46.0 million on net revenues of $669.0 million in 1996 and income from continuing operations of $46.2 million on net revenues of $670.3 million in 1995. In the fourth quarter of 1996, the Company recorded special charges of $114.4 million, primarily relating to the closure of its San Jose, California fabrication facility. In October 1997, production ceased at the facility. See Note 3 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The Company derives its net revenues primarily from sales of integrated circuits (ICs) for particular markets.

                                               1997        1996        1995
                                             --------    --------    --------
                                                       (THOUSANDS)
Net revenues...............................  $712,653    $669,017    $670,291
Percentage increase (decrease) over
  preceding year...........................        7%         (*)         24%

---------------

* Less than 0.5%

     Net revenues for 1997 increased 7% as compared to 1996. The increase over 1996 primarily reflects a significant increase in unit volume for the Company's communications products, as units shipped in 1997 more than doubled from the 1996 levels. This increase was offset in part by a decrease in shipments to the

Company's personal computing customers. Net revenues in 1997 of the Company's products for personal computers (PC) were less than 10% of total net revenues.

     During the first quarter of 1998, shipments for the Company's products have slowed primarily in wireless communications and consumer digital entertainment due to the seasonality of these consumer-oriented markets, the business uncertainties associated with the current economic situation in the Asia-Pacific region and inventory adjustments underway at a range of customers. The Company expects revenues and earnings for the first quarter to decline from the first quarter of 1997 as well as from the fourth quarter of 1997.

     The Company's net revenues in 1996 were down slightly from 1995 levels as strong demand for products designed for communications, consumer digital entertainment and advanced computing devices nearly offset declines in net revenues for products sold to the PC market. In 1996, net revenues from communications markets grew considerably over 1995, reflecting increased units shipped. In 1995, net revenues from the communications market increased as units shipped in that market during 1995 approximately doubled from 1994. Net revenues from consumer digital entertainment products grew in 1996 and 1995, reflecting continued increases of unit shipments for this market. This increase in 1996 was due to new business in the video arcade arena and an increased demand for set-top boxes for satellite and cable TV products.

     International net revenues (including export sales) increased, accounting for 56% of net revenues for 1997 compared to approximately 47% of net revenues for 1996 and approximately 50% for 1995. The 1997 increase was primarily due to increases in sales to Europe. The growth in European net revenues reflects increased sales to the Company's major customers for communications devices and the success of GSM in becoming the leading digital wireless standard in Europe. Export sales to the Asia-Pacific area decreased in 1997 compared to 1996, due to reduced shipments of devices for the PC market.

                                               1997        1996        1995
                                             --------    --------    --------
                                                       (THOUSANDS)
Gross profit...............................  $307,944    $244,730    $246,674
Percentage of net revenues.................       43%         37%         37%

     Gross profit as a percentage of net revenues increased to 43% in 1997 as compared to 37% in both 1996 and 1995. The increase reflects improved manufacturing performance, including increased capacity utilization and changes in product mix. Gross profit margin for 1996 was negatively affected by inventory charges taken for personal computer devices and manufacturing inefficiencies due to capacity under-utilization. Improvements made in manufacturing efficiencies and yields that led to lower costs were masked in 1996 by costs associated with under-utilization of wafer fabrication capacity. See the discussion of "Special Charges" below. The 1995 gross profit margin was adversely affected by manufacturing inefficiencies associated with the conversion of the San Jose, California facility to a six-inch CMOS wafer process and the transition of the San Antonio, Texas facility to 0.6-micron and smaller geometry processes. For further discussion of factors affecting gross profit margins, see "Factors Affecting Future Results" below.

                                               1997        1996        1995
                                             --------    --------    --------
                                                       (THOUSANDS)
Operating expenses (excluding special
  charges).................................  $212,445    $199,784    $170,709
Percentage of net revenues (excluding
  special charges).........................       30%         30%         25%

     Operating expenses for continuing operations grew at approximately the same rate as revenues in 1997 and were approximately 30% of net revenues in 1997 and 1996. Operating expenses were 25% of net revenues in 1995. The 1997 increase in operating expenses reflects increasing R&D investment and a slower growth of marketing, general and administrative expenses. The increase from 1995 to 1996 reflects the lack of revenue growth during a period of increasing R&D investment for new products and increases in marketing, general and administrative expenses.

     Increased R&D expenses in each of the last three years reflect the Company's continuing investment in new products and package and process technologies. R&D expenditures over the last three years have focused on development of products for the communications and consumer digital entertainment markets and process development.

     As a result of the sale of COMPASS, the Company has re-evaluated its electronic design automation (EDA) resources and expects to increase its licensing of EDA tools from several vendors. While the reclassified consolidated financial statements reflect the annual payments in continuing operations to COMPASS for licensing its products, the Company expects to increase its spending for EDA tools over the next several years.

     Marketing, general and administrative expenses have increased in amount each year from 1995 to 1997; however, these expenses decreased slightly as a percentage of net revenues in 1997 and 1995. These expenses grew faster than net revenues in 1996 as a result of the transition from PC to consumer markets. The Company continues to refocus these functions to better support the markets it serves.

SPECIAL CHARGES

     The Company recorded total special charges of $115.6 million in 1996 primarily reflecting the Company's decision in the fourth quarter to close its San Jose, California wafer fabrication facility. The special charges also included costs associated with a change in estimate for settling lease terminations previously accrued in the Company's 1992 special charge and adjustments of the net book value of excess assets acquired to expand the San Antonio wafer fabrication facility. Also included in special charges was $1.3 million related to COMPASS.

     The reserve for special charges was used primarily in 1996 for writing down assets associated with the San Jose fabrication facility, while in 1997 it was used primarily for cash outflows for employee severance costs and losses associated with sales commitments and customer accommodations as the Company ceased production at the San Jose facility in October 1997. The Company continues to have reserves for estimated losses on sales commitments and customer accommodations, which are expected to occur in 1998 and 1999. Charges against the reserve for special charges in 1997 and subsequent years were and are expected to be primarily made from currently available cash, cash equivalents, liquid investments and cash flows from operations.

     The Company has determined its original estimates for the special charges continue to be reasonable. However, actual costs may differ materially. In particular, the costs associated with estimating losses on sales commitments and customer accommodations are difficult to ascertain. Therefore, the Company may, in future periods, need to change its estimated costs associated with the special charges as more information becomes available. See also Note 3 of Notes to Consolidated Financial Statements.

IMPACT OF CHANGES IN VALUES OF FOREIGN CURRENCIES/IMPACT OF INFLATION

     Net revenues and cost of sales of foreign subsidiaries are primarily U.S. dollar-based. Operating expenditures of foreign subsidiaries are based in local currency. As a result, fluctuations in currency rates have historically affected operating expenses. Although the U.S. dollar has fluctuated against the Japanese Yen and major European currencies in the last three years, the Company has been able to maintain an approximately offsetting balance between local currency based net revenues and operating expenses. In periods where there may be a negative impact on operating expenses, the Company generally has offsetting favorable currency-related results on net revenues. Conversely, when net revenues are negatively impacted, there are generally offsetting favorable impacts on operating expense. These offsetting tendencies resulted in currency fluctuations having an immaterial net effect on the operations of the Company over the last three years.

     The Company anticipates the difference between foreign currency net revenues and foreign currency operating expenses could become material in 1998, particularly with respect to the Japanese Yen and possibly certain European currencies. The Company has a program of entering into foreign currency hedges in an attempt to reduce the impact of currency fluctuations on the results of operations. There can be no assurance that such hedging activity will be successful in eliminating the effect of foreign currency fluctuations on results of operations.

     The Company believes that its consolidated financial statements accurately reflect the impact that inflation has, if any, on the results of operations of the Company and considers such impact to be immaterial for all periods presented.

PATENT MATTERS

     During the third quarter of 1996, the Company concluded a patent licensing agreement with IBM and recorded a charge against earnings of $7.5 million for the release of alleged infringement claims incurred prior to 1996. The Company recorded a charge of $19.4 million in the second quarter of 1995 associated with claims on patent matters by TI. See Note 7 of Notes to Consolidated Financial Statements.

INTEREST EXPENSE AND OTHER, NET

     Interest expense increased in 1997, as compared to 1996, primarily due to a decrease in capital expenditures and therefore lower capitalized interest. Interest expense in 1996 was higher than 1995 reflecting a full year of interest expense associated with the Company's 8.25% Convertible Subordinated Notes (the Notes) issued in September 1995. During periods of significant capital expansion, total interest expense is reduced through higher levels of interest capitalization; see "Liquidity and Capital Resources" below.

     Interest income, net increased in 1997 from 1996 reflecting lower interest rates on higher balances of cash, cash equivalents and liquid investments. Interest income, net decreased in 1996 from 1995 as cash was used to fund expansion of the Company's manufacturing facilities. The cash had been generated in 1995 from the June 1995 public offering of Common Stock and September 1995 offering of the Notes.

     The Company incurred immaterial foreign exchange gains and losses in 1997, 1996 and 1995.

PROVISION FOR TAXES ON INCOME

     The 1997 tax provision of 27% of income from continuing operations before taxes (pre-tax income) reflects more pre-tax income flowing through lower tax jurisdictions and the utilization of certain tax credits. The Company's 1996 tax benefit of 41% of pre-tax loss reflects U.S. federal and state tax benefits of the Company's loss and the utilization of foreign net operating loss carryforwards offset by other individually immaterial items. The 1995 tax provision of 26% of pre-tax income reflects the impact of foreign income taxes in excess of U.S. rates offset by state tax benefits and changes in the tax valuation reserve.

     The Company estimates that its overall effective tax rate will approximate 27% in 1998; however, the 1998 and future tax rates may vary depending on the Company's overall operating results, the mix of income among tax jurisdictions and the Company's ability to use the tax carryforward benefits.

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

SALE OF SUBSIDIARY

     In September 1997, the Company sold its software business, COMPASS, to Avant!. The Company received approximately $27.5 million in cash, inclusive of settlement of intercompany debt between COMPASS and VLSI, and 470,000 shares of Avant! common stock in connection with the sale of COMPASS. Additionally, $1.8 million in cash and 52,000 shares of Avant! common stock were deposited into a one-year escrow account to indemnify Avant! for contingencies and other matters. VLSI also agreed to a three-year purchase commitment totaling $21.0 million for software and EDA tools. As a result, the Company recognized an after-tax gain of approximately $7.7 million in the third quarter of 1997, net of the after-tax loss from COMPASS for the quarter of $2.9 million.

     Under the terms of the agreement, Avant! has registered the restricted stock issued to VLSI for resale into the public market, but the Company remains at risk for market price fluctuations until the Company actually disposes of the stock in either a public or private sale. At December 26, 1997, the market value of Avant! common stock was significantly lower than the value used to compute the $7.7 million after-tax gain on the sale of COMPASS. As of December 26, 1997, the Company had not determined when it might sell the Avant! common stock and concluded this to be a temporary decline in value. The reduction in market value of these securities identified as available-for-sale has been reflected as a reduction in stockholders' equity, net of tax. There can be no assurance the market value of the Avant! common stock will recover to the value used to compute the gain on sale of COMPASS. If the Company sells the Avant! common stock prior to the stock recovering its value, VLSI will realize a loss on sale as a part of future operations. See Notes 2 and 4 of Notes to Consolidated Financial Statements.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128) during 1997. This pronouncement changed the method used to compute net income per share and all prior period net income per share figures have been restated. The new requirements include a calculation of basic income per share from which the dilutive effect of stock options, warrants and convertible securities have been excluded. Diluted income per share for VLSI is very similar to the previously reported income per share. See Notes 1 and 9 of Notes to Consolidated Financial Statements.

     In December 1997, the Financial Accounting Standards Board issued Technical Bulletin No. 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option" (FASTB 97-1). FASTB 97-1 is effective for stock-based awards granted on or after January 1, 1998. The provisions of FASTB 97-1 may affect future year's pro forma disclosures for Stock-Based Compensation (see Note 10 of Notes to Consolidated Financial Statements).

     Other recent literature affecting the Company's financial statements includes Emerging Issues Task Force of the Financial Accounting Standards Board
(EITF) conclusions on accounting for the costs associated with addressing the Year 2000 Issue (see "Factors Affecting Future Results" below) and reengineering costs incurred during substantial changes to computerized information systems. EITF Issue 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000" and EITF Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation" state that costs incurred to modify computer programs for the Year 2000 and costs associated with reengineering business processes as part of changing software applications shall be expensed as incurred. The Company has conformed its accounting practices to these requirements retroactively. While the cumulative effect of adoption was not material, the Company anticipates costs and expenses in 1998 and future years will increase more rapidly than had Year 2000 and reengineering costs been capitalizable and subsequently amortized.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130) and Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131). The statements are effective for 1998. FAS 130 requires comprehensive income to be reported with the same prominence as other financial statements. Comprehensive income will include any unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. FAS 131 changes the definition and reporting of segments and geographic information. FAS 131 requires disclosure by operating segment of information such as profit and loss, assets and capital expenditures, major customers and types of products from which revenues are derived. Adoption of these Statements is expected to have no material impact on the Company's consolidated financial position, results of operations or cash flows.

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

     During 1997, the Company's top 20 customers represented approximately three-quarters of the Company's net revenues. During 1996 and 1995, the Company's top 20 customers represented approximately two-thirds of net revenues. The Company's largest customer in 1997, Ericsson, accounted for approximately 29% of net revenues. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations.

     The Company has shifted its business away from the previously high concentration of sales to the personal computer industry to a concentration of sales to the communications and consumer digital entertainment markets. The communications and consumer digital entertainment markets are rapidly evolving and are characterized by intense competition among suppliers of integrated circuits, many of whom have substantially greater experience and resources than the Company. If the Company, due to competition or other factors, is unable to capture and maintain significant market share in these areas, there could be a material adverse effect on the Company's results of operations. Since the Company's transition to the communications and consumer digital entertainment markets, the Company's results have followed a seasonal pattern, with stronger growth in the second half of the year, reflecting the buying pattern of the Company's customers.

     The Company currently generates approximately 4% of its net revenues from direct sales into Asia, plus another approximately 7% of its net revenues from direct sales in Japan. However, certain of the Company's significant customers generate greater portions of their sales from Asia and Japan. If recent events in Asian and Japanese markets have a significant impact on the Company's customers that result in declining orders, there could be a material adverse effect on the Company's results of operations.

     The Company's success depends on its ability to continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and substantial capital commitments. Semiconductor design and process methodologies are subject to rapid technological change. Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. If the Company is unable to design, develop, manufacture and market new products successfully in a timely manner, its operating results will be materially adversely affected. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the markets in question will develop.

     The Company's products are susceptible to severe pricing pressures and the Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain acceptable gross profit margins. Gross profit margins also vary reflecting the impact of changes in the general condition of the economy, capacity utilization levels in the semiconductor industry, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities.

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

     The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. These product supply and demand fluctuations have historically been characterized by periods of manufacturing capacity shortages immediately followed by periods of overcapacity, which are caused by the previously mentioned additions of manufacturing capacity in large increments. The industry has moved from a period of capacity shortages in 1995 to what appears to be a current period of excess capacity for the immediate future. During a period of industry overcapacity, profitability can drop sharply as factory utilization declines and high fixed costs of operating a wafer fabrication facility are spread over a lower net revenue base. Despite industry overcapacity, there can be no assurance that the Company can achieve timely, cost-effective access to such capacity when needed.

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

     Semiconductor manufacturing also requires a constant upgrading of process technology to remain competitive. The Company has decided to convert its San Antonio facility from six-inch to eight-inch wafer capability in late 1998. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Inefficiencies caused by the work associated with the modifications of the manufacturing facilities could adversely affect the Company's results of operations. This risk is increased as the Company has shifted an even greater percentage of its manufacturing to its own facilities (in 1997 and 1996, VLSI produced more than 95% of its wafer requirements internally versus approximately 80% in 1995).

     The Company relies on outside suppliers for a significant portion of its assembly and test operations. Allocations by these suppliers of assembly and test capacity to the Company depend on the Company's needs, supply availability during periods of capacity shortages and excesses and pricing. The Company has no long-term contractual commitments from these suppliers. Any reduction in allocation from these suppliers could adversely affect the Company's results of operations. The Company's foreign subcontract manufacturing arrangements are subject to risks such as changes in government policies, transportation delays, fluctuations in foreign exchange rates and export and tax controls. While the Company has not experienced any supply issues as a result of recent economic events in Asia, there can be no assurances that changes in the Asian economy will not affect its Asia-based suppliers thereby materially adversely affecting the Company's results of operations.

     Lengthy or recurring disruptions of operations at either the Company's production facilities or those of its subcontractors for any reason, such as fire, could cause significant delays in shipments until the Company could shift the products from an affected facility or subcontractor to another facility. The Company's San Jose facility, which includes a primary shipping location and its computer center, is located near major earthquake faults. Should an earthquake or other natural disaster cause an interruption in operations, operating results could be materially adversely affected.

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

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations and may require material changes in production processes and products. Several companies, including Motorola, have individually contacted the Company concerning its alleged use of intellectual property belonging to them.

     VLSI has entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI access to third party technology or to allow third parties access to the Company's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material adverse effect on the Company's financial position or results of operations.

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, thus rendering them incapable of properly managing and manipulating data that includes both 20th and 21st century dates (Year 2000 Compliant). The Company is currently installing various new internal information systems in connection with operating its business. These systems are believed to be Year 2000 Compliant. The Company is in the process of determining what other changes to its other information systems are necessary in order to make them Year 2000 Compliant. While the Company currently expects that the Year 2000 will not pose significant internal operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's results of operations.

     The Company is assessing its products to ensure that they are Year 2000 Compliant. The ongoing assessment has not revealed any significant compliance issues. However, the inability of these products to properly manage and manipulate data in the year 2000 could result in a material adverse impact on the Company, including increased warranty costs, customer satisfaction issues and potential lawsuits.

     The Company has initiated communications with its suppliers and customers to determine the extent to which the Company's capabilities are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems and products of other companies on which the Company relies will be timely converted or that they will not have a material adverse effect on the Company.

     While the total cost of the Year 2000 project has not yet been determined, the current investigation has not identified significant costs to date. Accordingly, the Company believes it has sufficient resources for the Year 2000 project from currently available cash, cash equivalents, liquid investments, cash flow expected from operations and/or borrowings under the committed credit agreement.

     Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including management and technical and design personnel. In particular, the Company currently has numerous open positions, specifically in the engineering arena. Any significant delays in filling these positions will lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products.

     The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company's San Antonio and San Jose facilities are located near residential areas, which could increase the incidence of environmental complaints or investigations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations could subject VLSI to substantial liability or could cause its manufacturing operations to be suspended, which could have a material adverse effect on the Company's operating results.

LIQUIDITY AND CAPITAL RESOURCES

     VLSI generates cash from operations, debt and equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering, the repurchase of common stock and payments of debt and lease obligations. In 1997, the Company received approximately $27.5 million in cash, inclusive of settlement of intercompany debt between COMPASS and VLSI, and 470,000 shares of Avant! stock in connection with the sale of COMPASS.

                                                   1997       1996       1995
                                                 --------   --------   --------
                                                          (THOUSANDS)
Cash, cash equivalents and liquid
  investments..................................  $283,484   $205,759   $365,581
Working capital................................  $347,649   $238,016   $400,097
Stockholders' equity...........................  $516,395   $470,479   $530,629

     At December 26, 1997, total cash, cash equivalents and liquid investments increased $77.7 million from year end 1996 due primarily to net income and proceeds received on the sale of COMPASS. During 1996, total cash, cash equivalents and liquid investments decreased $159.8 million from year end 1995 due primarily to the ongoing capital expansion of the Company's San Antonio fabrication facilities and the repurchase of Common Stock. During 1995, total cash, cash equivalents and liquid investments increased $262.5 million from year end 1994 due primarily to the receipt of proceeds from an equity offering late in the second quarter of 1995, proceeds from a convertible debt offering in September 1995, proceeds from the exercise by Intel in August 1995 of its warrant to purchase VLSI Common Stock and net income, offset by purchases of property, plant and equipment and payments of debt and capital leases during 1995. Working capital was $347.6 million compared to $238.0 million at December 27, 1996 and $400.1 million at December 29, 1995.

     During 1997, the Company generated $164.1 million of cash from operations, a 22% increase over the $134.6 million of cash generated from operations for 1996 and a 33% increase over the $123.5 million of cash generated from operations for 1995. Accounts receivable increased $2.9 million in 1997 (adjusted for the disposal of COMPASS) while having decreased $7.1 million in 1996 and increased $39.1 million in 1995. Inventory levels decreased $4.5 million in 1997 as a result of closing the San Jose fabrication facility. Inventory decreased $4.5 million in 1996, reflecting product mix changes from computer to communications and consumer products. Inventory levels in 1995 increased $1.2 million due to a build-up of custom products primarily for the communications markets. Accounts payable, income taxes payable and accrued liabilities decreased $20.4 million in 1997 (adjusted for the disposal of COMPASS) primarily due to cash outlay for employee and severance costs and losses associated with sales commitments and customer accommodations included in the reserve for special charges offset by increases in other accrued liabilities. Accounts payable, income taxes payable and accrued liabilities decreased $13.5 million in 1996 due to less volume with outside wafer suppliers and assembly and test operations. Accounts payable, income taxes payable and accrued liabilities contributed approximately $79.5 million to cash from operations in 1995, reflecting increased spending levels associated with increases in production volumes and the tax benefit associated with the exercise of stock options by employees and the exercise by Intel of its warrant. The effect of deferred income taxes on cash generated by operations was unusually high in 1996 due to the special charges recorded in the fourth quarter of 1996.

     Cash used for investing activities was $48.1 million for 1997, as compared to $155.3 million for 1996 and $326.7 million for 1995. VLSI invested $88.9 million in property, plant and equipment during 1997 compared to $245.1 million in 1996 and $203.5 million in 1995. Capital additions during 1997, 1996 and 1995 were financed primarily by cash. The 1996 and 1995 investments in property, plant and equipment focused on facilitization and equipment for expansion of the San Antonio facility. Investments during each of the three years through 1997 also included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. As part of the 1995 capital purchases, VLSI acquired land and buildings at its San Jose headquarters for approximately $9.6 million. During 1997, the Company sold $26.6 million of property, plant and equipment in connection with sale-leaseback arrangements, which resulted in the related equipment now being subject to operating leases. This refinancing reduced effective interest rates by approximately 30%. Gains realized on the sale-leasebacks are deferred and amortized against future rent expense. The Company realized net cash proceeds of $25.5 million from the sale of COMPASS during 1997. The Company's purchases of liquid investments exceeded proceeds from maturities of liquid investments in 1997, while in 1996 proceeds on maturities exceeded purchases. This change reflects reduced capital expenditures in 1997.

     Cash used for financing activities was $61.2 million in 1997 compared to $23.4 million in 1996 and cash provided by financing activities of $293.1 million in 1995. During 1997, the Company accelerated repayment of certain secured equipment loans in conjunction with the sale-leaseback of equipment. As further described below, the Company repurchased shares of the Company's Common Stock in 1997 and 1996 for a total cost of $49.8 million and $27.2 million, respectively. The source of cash in 1995 reflects proceeds from the issuance of the Company's securities in 1995, including the Company's June 1995 equity offering (3.4 million shares for net proceeds to the Company of approximately $94 million), the August 1995 exercise by Intel of a warrant for 2.7 million shares (for net proceeds of approximately $31 million) and a September 1995 debt offering of $172.5 million of 8.25% Convertible Subordinated Notes due 2005 (for net proceeds of approximately $168 million). Additionally, the Company completed the conversion of its $57.5 million Convertible Subordinated Debentures into Common Shares in August 1995.

     In January 1996, the Board of Directors of the Company (the Board) authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue those shares at a later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. During 1996, the Company repurchased 1.8 million shares at an average per share price of $15.10 and re-issued 1.2 million of these shares as part of employee stock option and stock purchase plan activities. The remaining 0.6 million shares were re-issued during the first half of 1997. During 1997, the Company repurchased 2.5 million shares at an average per share price of $19.91 and re-issued 1.0 million of these shares under employee stock plans. The Company may, from time to time, continue to repurchase additional shares.

                                               1997        1996        1995
                                              -------    --------    --------
                                                        (THOUSANDS)
Capital expenditures........................  $88,949    $245,116    $203,472

     VLSI currently estimates that total budgeted capital expenditures for 1998 will be approximately $200 million, primarily including expenditures for converting from six-inch to eight-inch wafer technology at the San Antonio fabrication facility, sub-micron wafer fabrication capability, EDA tools deployment and other equipment upgrades. As VLSI pursues large manufacturing capital projects in increasingly complex technologies, more time is needed to bring manufacturing capabilities on-line. Accordingly, VLSI will continue to capitalize interest on these capital projects. Of such planned 1998 capital expenditures, the level of which could change as necessary during the year, VLSI had outstanding commitments for purchases of equipment and EDA licenses of approximately $94.2 million at December 26, 1997.

     In October 1997, the Company entered into an agreement with Wafer Technology (Malaysia) Sdn Bhd, a Malaysian company (WTM), proposing to build a subcontract wafer fabrication facility in Malaysia. Under this agreement, the Company would own less than 20 percent of WTM and would be expected to fund its investment starting in 1998. In addition, the Company would provide certain technology and training and consulting services to WTM. Upon completion of the WTM facility, the Company would purchase wafers from WTM and have the right to receive an allocation of the capacity of the WTM facility. The purchase price for wafers would be a function of the market price. The companies have agreed in principle to convert and operate the VLSI San Jose wafer fabrication facility as a prototype and development facility. Under this arrangement, WTM and VLSI would share the related conversion and future operational costs. Such payments are expected to be made with available cash, cash equivalents, liquid investments, cash flow expected from operations and/or borrowings under the committed credit agreement.

     The Company has a committed credit agreement for $100.0 million, expiring in December 2000. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, additional equipment financings and offerings of debt or equity securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The chart entitled "Financial Information by Quarter (Unaudited)" contained in Item 5 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

                             VLSI TECHNOLOGY, INC.

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 26, 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN ITEM 8:

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   24
Consolidated Statements of Income for each of the three
  years in the period ended December 26, 1997...............   25
Consolidated Balance Sheets at December 26, 1997 and
  December 27, 1996.........................................   26
Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended December 26, 1997.....   27
Consolidated Statements of Cash Flows for each of the three
  years in the period ended December 26, 1997...............   28
Notes to Consolidated Financial Statements..................   29
Consent of Ernst & Young LLP, Independent Auditors..........   51
Schedule for each of the three years in the period ended
  December 26, 1997 included in Item 14(a):
     II -- Valuation and Qualifying Accounts and Reserves...   52

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of VLSI Technology, Inc.

     We have audited the accompanying consolidated balance sheets of VLSI Technology, Inc. as of December 26, 1997 and December 27, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 26, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VLSI Technology, Inc. at December 26, 1997 and December 27, 1996, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/  ERNST & YOUNG LLP
                                          Ernst & Young LLP

San Jose, California
January 13, 1998

                             VLSI TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                      THREE YEARS ENDED DECEMBER 26, 1997
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1997        1996        1995
                                                             --------    --------    --------
Net revenues...............................................  $712,653    $669,017    $670,291
Cost of sales..............................................   404,709     424,287     423,617
                                                             --------    --------    --------
Gross profit...............................................   307,944     244,730     246,674
                                                             --------    --------    --------
Operating expenses:
  Research and development.................................    98,434      88,617      70,363
  Marketing, general and administrative....................   114,011     111,167     100,346
  Special charges..........................................        --     114,364          --
                                                             --------    --------    --------
Operating income (loss)....................................    95,499     (69,418)     75,965
Patent matters.............................................        --      (7,500)    (19,400)
Interest income and other expenses, net....................    13,581      12,065      14,046
Interest expense...........................................   (17,785)    (13,036)     (8,025)
                                                             --------    --------    --------
Income (loss) from continuing operations before provision
  (benefit) for taxes on income (loss).....................    91,295     (77,889)     62,586
Provision (benefit) for taxes on income (loss).............    24,650     (31,931)     16,370
                                                             --------    --------    --------
Income (loss) from continuing operations...................    66,645     (45,958)     46,216
Loss from discontinued operation, net of taxes.............    (2,550)     (3,589)       (248)
Gain on disposal, net of taxes.............................     7,723          --          --
                                                             --------    --------    --------
Net income (loss)..........................................  $ 71,818    $(49,547)   $ 45,968
                                                             ========    ========    ========
Net income (loss) per share -- Basic:
  Continuing operations....................................  $   1.43    $  (1.00)   $   1.12
  Discontinued operation...................................      0.12       (0.08)      (0.01)
                                                             --------    --------    --------
  Total....................................................  $   1.55    $  (1.08)   $   1.11
                                                             ========    ========    ========
Net income (loss) per share -- Diluted:
  Continuing operations....................................  $   1.36    $  (1.00)   $   1.06
  Discontinued operation...................................      0.11       (0.08)      (0.01)
                                                             --------    --------    --------
  Total....................................................  $   1.47    $  (1.08)   $   1.05
                                                             ========    ========    ========

Weighted-average common shares outstanding -- Basic........    46,479      45,877      41,513
                                                             ========    ========    ========
Weighted-average common shares outstanding and assumed
  conversions -- Diluted...................................    48,978      45,877      43,890
                                                             ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                              DECEMBER 26,    DECEMBER 27,
                                                                  1997            1996
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................   $ 193,899       $ 139,074
  Liquid investments........................................      89,585          66,685
  Accounts receivable, net of allowance for doubtful
     accounts and customer returns of $2,000 ($2,200 in
     1996)..................................................     110,869         112,508
  Inventories:
     Raw materials..........................................       2,565           3,095
     Work-in-process........................................      40,796          42,947
     Finished goods.........................................       8,514          10,319
                                                               ---------       ---------
          Total inventories.................................      51,875          56,361
  Deferred and refundable income taxes......................      82,870          68,638
  Prepaid expenses and other current assets.................       4,779           5,240
                                                               ---------       ---------
     Total current assets...................................     533,877         448,506
                                                               ---------       ---------
Property, plant and equipment:
  Land......................................................      17,764          17,403
  Buildings and leasehold improvements......................     106,174         101,498
  Machinery and equipment...................................     632,480         635,340
  Construction-in-progress..................................      20,898          18,324
                                                               ---------       ---------
                                                                 777,316         772,565
  Accumulated depreciation and amortization.................    (396,412)       (345,301)
                                                               ---------       ---------
     Net property, plant and equipment......................     380,904         427,264
Deferred income taxes.......................................          --           7,621
Other assets................................................       7,297           7,551
                                                               ---------       ---------
                                                               $ 922,078       $ 890,942
                                                               =========       =========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  57,469       $  61,586
  Accrued compensation and benefits.........................      31,091          23,762
  Income taxes..............................................      11,436           5,777
  Patent matters............................................      23,738          22,028
  Reserve for special charges...............................      10,811          50,990
  Other accrued liabilities.................................      48,809          38,584
  Current portion of long-term debt.........................       2,874           7,763
                                                               ---------       ---------
     Total current liabilities..............................     186,228         210,490
                                                               ---------       ---------
Long-term debt..............................................     182,039         207,627
Other long-term obligations.................................      24,960           2,346
Deferred income taxes.......................................      12,456              --
Commitments and contingencies
Stockholders' equity:
  Preferred Shares, $0.01 par value; 2,000 shares
     authorized.............................................          --              --
  Common Stock, $0.01 par value; 99,000 shares authorized,
     47,301 shares issued (47,240 in 1996)..................         473             472
  Treasury Stock, at cost, 1,495 shares (553 in 1996).......     (32,653)         (8,349)
  Junior Common Stock, $0.01 par value; 1,000 shares
     authorized.............................................          --              --
  Additional paid-in capital................................     459,539         458,774
  Retained earnings.........................................      91,400          19,582
  Unrealized loss on available-for-sale securities..........      (2,364)             --
                                                               ---------       ---------
     Total stockholders' equity.............................     516,395         470,479
                                                               ---------       ---------
                                                               $ 922,078       $ 890,942
                                                               =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      THREE YEARS ENDED DECEMBER 26, 1997
                       (DOLLARS AND SHARES IN THOUSANDS)

                                                                                                   UNREALIZED
                                  COMMON SHARES     TREASURY SHARES    ADDITIONAL                   LOSS ON             TOTAL
                                 ---------------   -----------------    PAID-IN     RETAINED   AVAILABLE-FOR-SALE   STOCKHOLDERS'
                                 SHARES   AMOUNT   SHARES    AMOUNT     CAPITAL     EARNINGS       SECURITIES          EQUITY
                                 ------   ------   ------   --------   ----------   --------   ------------------   -------------
BALANCES AT DECEMBER 30,
  1994.........................  36,685    $367        --   $     --    $231,902    $ 23,161        $    --           $255,430
                                 ------    ----    ------   --------    --------    --------        -------           --------
Issuance of Common Shares
  under:
  Public offering..............   3,450      35        --         --      93,605          --             --             93,640
  Exercise of warrant by
    Intel......................   2,678      27        --         --      31,217          --             --             31,244
  Conversion of long-term
    debt.......................   2,614      26        --         --      56,476          --             --             56,502
  Employee stock purchase
    plan.......................     739       7        --         --       8,206          --             --              8,213
  Stock option plans...........   1,028      10        --         --       7,018          --             --              7,028
Tax benefits related to stock
  plans and Intel warrant......      --      --        --         --      32,604          --             --             32,604
Net income.....................      --      --        --         --          --      45,968             --             45,968
                                 ------    ----    ------   --------    --------    --------        -------           --------
BALANCES AT DECEMBER 29,
  1995.........................  47,194     472        --         --     461,028      69,129             --            530,629
                                 ------    ----    ------   --------    --------    --------        -------           --------
Treasury Shares acquired.......      --      --    (1,800)   (27,181)         --          --             --            (27,181)
Issuance of Common and Treasury
  Shares under:
  Employee stock purchase
    plan.......................      --      --       628      9,489        (851)         --             --              8,638
  Stock option plans...........      46      --       619      9,343      (5,003)         --             --              4,340
Tax benefits related to stock
  plans........................      --      --        --         --       3,600          --             --              3,600
Net loss.......................      --      --        --         --          --     (49,547)            --            (49,547)
                                 ------    ----    ------   --------    --------    --------        -------           --------
BALANCES AT DECEMBER 27,
  1996.........................  47,240     472      (553)    (8,349)    458,774      19,582             --            470,479
                                 ------    ----    ------   --------    --------    --------        -------           --------
Treasury Shares acquired.......      --      --    (2,500)   (49,770)         --          --             --            (49,770)
Issuance of Common and Treasury
  Shares under:
  Employee stock purchase
    plan.......................      54       1       514     11,830      (3,055)         --             --              8,776
  Stock option plans...........       7      --     1,044     13,636      (2,480)         --             --             11,156
Tax benefits related to stock
  plans........................      --      --        --         --       6,300          --             --              6,300
Change in unrealized loss on
  available-for-sale
  securities, net of tax.......      --      --        --         --          --          --         (2,364)            (2,364)
Net income.....................      --      --        --         --          --      71,818             --             71,818
                                 ------    ----    ------   --------    --------    --------        -------           --------
BALANCES AT DECEMBER 26,
  1997.........................  47,301    $473    (1,495)  $(32,653)   $459,539    $ 91,400        $(2,364)          $516,395
                                 ======    ====    ======   ========    ========    ========        =======           ========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      THREE YEARS ENDED DECEMBER 26, 1997
                             (DOLLARS IN THOUSANDS)

                                                                1997         1996         1995
                                                              ---------    ---------    ---------
Increase (decrease) in cash and cash equivalents
Operating activities:
  Net income (loss).........................................  $  71,818    $ (49,547)   $  45,968
  Adjustments to reconcile net income (loss) to cash
     generated by operations:
     Depreciation and amortization..........................    108,995      113,674       73,683
     Gain on sale of COMPASS, before loss from discontinued
      operation.............................................    (10,592)          --           --
     Special charges........................................         --      115,620           --
     Deferred income taxes..................................     15,953      (45,287)     (11,709)
     Changes in operating assets and liabilities:
       Accounts receivable..................................     (2,920)       7,130      (39,137)
       Inventories..........................................      4,486        4,488       (1,152)
       Refundable income taxes..............................     (2,035)       4,361      (16,111)
       Accounts payable, income taxes payable and accrued
        liabilities.........................................    (20,446)     (13,452)      79,501
       Other................................................     (1,130)      (2,373)      (7,513)
                                                              ---------    ---------    ---------
          Cash generated by operations......................    164,129      134,614      123,530
                                                              ---------    ---------    ---------
Investing activities:
  Purchases of liquid investments...........................   (235,787)    (161,968)    (329,198)
  Proceeds from maturities of liquid investments............    221,140      277,685      156,633
  Purchases of property, plant and equipment................    (85,551)    (270,466)    (153,573)
  Sale of property, plant and equipment.....................     26,600           --           --
  Proceeds from sale of COMPASS, net of cash sold...........     25,516           --           --
  Other.....................................................         --         (600)        (600)
                                                              ---------    ---------    ---------
          Net cash used for investing activities............    (48,082)    (155,349)    (326,738)
                                                              ---------    ---------    ---------
Financing activities:
  Payments on debt and capital lease obligations............    (31,595)      (9,153)     (18,790)
  Issuance of long-term debt................................         --           --      172,500
  Conversion of long-term debt to equity....................         --           --         (845)
  Purchase of Treasury Shares...............................    (49,770)     (27,181)          --
  Issuance of Common and Treasury Shares, net of issuance
     costs..................................................     20,143       12,978      140,198
                                                              ---------    ---------    ---------
          Net cash provided by (used for) financing
             activities.....................................    (61,222)     (23,356)     293,063
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........     54,825      (44,091)      89,855
Cash and cash equivalents, beginning of period..............    139,074      183,165       93,310
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of period....................  $ 193,899    $ 139,074    $ 183,165
                                                              =========    =========    =========
Supplemental disclosure:
  Cash outflows for property, plant and equipment...........  $  85,551    $ 270,466    $ 153,573
     Add: Secured equipment loans...........................         --           --       19,341
     Add/(Less): Change in accrued property, plant and
      equipment additions...................................      3,398      (25,350)      30,558
                                                              ---------    ---------    ---------
  Property, plant and equipment additions...................  $  88,949    $ 245,116    $ 203,472
                                                              =========    =========    =========
  Interest paid.............................................  $  19,353    $  20,496    $   8,732
                                                              =========    =========    =========
  Income taxes paid, net....................................  $  10,510    $   4,558    $   6,533
                                                              =========    =========    =========

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 26, 1997

 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The consolidated financial statements include the accounts of VLSI Technology, Inc. (VLSI or the Company) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

     Reclassifications. Certain prior year amounts previously reported have been reclassified to reflect the sale of a subsidiary (see Note 2) and to conform to the 1997 presentation.

     Fiscal Year. The Company's fiscal year ends on the last Friday in December. Fiscal years 1997, 1996 and 1995 ended December 26, 27 and 29, respectively. All years presented herein consisted of 52 weeks. References to 1997, 1996 and 1995 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

     Cash Equivalents and Liquid Investments. Cash equivalents reflect highly liquid short-term investments with maturities at date of purchase of three months or less. These investments are readily convertible to known amounts of cash, while equity securities and investments with maturities of between three and twelve months are considered liquid investments.

     Concentrations of Credit Risk. Financial instruments that potentially subject VLSI to concentration of credit risk consist principally of cash equivalents, liquid investments and trade receivables. VLSI invests cash through high-credit-quality financial institutions. The Company's trade receivables primarily are derived from sales to manufacturers of communications products, consumer products and computer systems. Management believes that any risk of accounting loss is reduced due to the diversity of its products, end customers and geographic sales areas. VLSI performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

     In 1997, VLSI adopted a program to sell its material promissory notes associated with certain customers on a non-recourse basis. During 1997, the Company sold approximately $7.2 million (discounted at short-term yen borrowing rates) of its Japanese sales affiliate's accounts receivable through financing programs with a certain Japanese bank. The transactions have been accounted for in accordance with Financial Accounting Standards Board Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). Related losses were immaterial.

     Manufacturing Concentrations. While VLSI operates and maintains its own wafer manufacturing facility, the Company relies on outside suppliers for a significant portion of its assembly and test operations. Allocations by these suppliers of assembly and test capacity to the Company depend on the Company's needs, supply availability during periods of capacity shortages and excesses and pricing. The Company has no long-term contractual commitments from these suppliers. Any reduction in allocation from these suppliers could adversely affect the Company's results of operations. The Company's foreign subcontract manufacturing arrangements are subject to risks such as changes in government policies, transportation delays, fluctuations in foreign exchange rates and export and tax controls. While the Company has not experienced any supply issues as a result of recent economic events in Asia, there can be no assurances that changes in the Asian economy will not affect its Asia-based suppliers thereby materially adversely affecting the Company's results of operations.

     Inventories. Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates average cost); market is based upon estimated net realizable value. The valuation of inventory at the lower of cost or market requires the use of estimates as to the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, given that orders, particularly of standard products, such as devices for cellular handsets, are subject to cancellation with limited advance notice prior to shipment. In most

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

instances, inventory is reserved if the units in inventory exceed six months of estimated demand for that product. It is reasonably possible that the recoverability of the Company's investment in inventory will change in the near term. No estimate can be made of a range of amounts of customer cancellations that would materially affect the consolidated financial statements.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes and on accelerated methods for tax purposes. The valuation of property, plant and equipment at depreciated cost requires use of estimates as to the useful lives and salvage value of these assets. As the Company competes in an industry that relies on rapidly changing technology and manufacturing developments, the actual useful lives and salvage values may eventually prove to be lower than those estimated. No estimate can be made of a range of amounts of loss that are reasonably possible should actual lives prove lower than estimated.

     Revenues. Revenues from silicon product sales to customers are recognized upon shipment. Revenues relating to the licensing of technology are generally recognized when the significant contractual obligations have been fulfilled and the fees are billable.

     Translation of Foreign Currencies. The functional currency of the majority of the Company's larger foreign subsidiaries is U.S. dollar-based. Results from foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Net foreign currency transaction losses included in interest income and other expenses, net, were not material in 1997, 1996 and 1995. Foreign translation gains and losses and the effect of foreign currency exchange rate fluctuations on cash flows in all years have not been material.

     Derivatives and Foreign Currency Hedging. The Company's policy is to use derivatives only to hedge all material monetary assets, liabilities, commitments and economic exposures denominated in currencies other than the functional currency of the Company and its subsidiaries. This activity is primarily performed using forward contracts (under which the Company is obligated to exchange predetermined amounts of specified foreign currency at specified exchange rates on specified dates) for monetary assets and liabilities and options (under which the Company may, but is not required to, exchange specified foreign currency at specified exchange rates on specified dates, for a predetermined fee) for commitments and economic exposures. This policy of hedging is intended to minimize the effect of fluctuating foreign currencies on reported income on a going-forward basis. All currency risks are hedged with instruments using the same currency in which there is a material risk.

     The forward contracts and options qualify as hedges for financial reporting purposes. Forward contracts are reported at market value in other current assets or accrued liabilities. Gains and losses on hedges of monetary assets and liabilities are included in other income against foreign exchange gains or losses on the exposures hedged. Premium costs of purchased foreign exchange options are deferred until the hedged item is realized and then netted against the hedged item. Unrealized changes in fair value and deferred option premiums of contracts are recognized in other income when the contracts are no longer effective as hedges.

     The forward contracts and options position at December 26, 1997 relates to hedging foreign currency net asset and liability positions as well as foreign currency revenue and purchase orders through 1998 and consists of foreign exchange forward contracts to sell $24.0 million in foreign currency, buy $21.2 million in foreign currency and options to purchase $20.2 million in foreign currency and sell $23.5 million in foreign currency. These contracts mature through December 1998 and are with major international financial institutions. The contracts that matured in January 1998 resulted in a net gain of $0.5 million and substantially equaled the offsetting loss of the underlying exposure.

     Capitalized Interest. Of total interest expenditures in 1997, 1996 and 1995 of $19.4 million, $19.6 million and $12.3 million, respectively, the Company capitalized $1.6 million, $6.6 million and $4.3 million.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

     Stock-Based Compensation. The Company accounts for stock-based compensation to employees and outside directors using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB 25). See Note 10 for the pro forma disclosure required in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) had the Company used the fair value method to account for its stock-based compensation awards granted subsequent to December 30, 1994.

     In December 1997, the Financial Accounting Standards Board issued Technical Bulletin No. 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option" (FASTB 97-1). FASTB 97-1 is effective for stock-based awards granted on or after January 1, 1998. Accordingly, FASTB 97-1 has not affected the disclosures in Note 10. The provisions of FASTB 97-1 may affect future year's pro forma disclosures for Stock-Based Compensation.

     Net Income (Loss) Per Share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted net income (loss) per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share for VLSI is very similar to the previously reported fully diluted net income (loss) per share. The effect of replacing primary net income (loss) per share by basic net income (loss) per share was $0.00 in 1996 due to the net loss for the year and an increase of $0.06 in 1995. See Note 9.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

 2. SALE OF SUBSIDIARY

     In September 1997, the Company sold its software business, COMPASS Design Automation, Inc. (COMPASS), to Avant! Corporation (Avant!). COMPASS was a majority-owned subsidiary of the Company that provided electronic design automation (EDA) tools and libraries for deep sub-micron ASICs and ASSPs.

     The Company received approximately $27.5 million in cash, inclusive of settlement of intercompany debt between COMPASS and VLSI, and 470,000 shares of Avant! common stock in connection with the sale of COMPASS. Additionally, $1.8 million in cash and 52,000 shares of Avant! common stock were deposited into a one-year escrow account to indemnify Avant! for contingencies and other matters. VLSI also agreed to a three-year purchase commitment totaling $21.0 million for software and EDA tools. As a result, the Company recognized an after-tax gain of approximately $7.7 million in the third quarter of 1997, net of the after-tax loss from COMPASS for the quarter of $2.9 million. Net loss from COMPASS for the nine months ended September 26, 1997 was $5.4 million, of which $2.5 million was in the first six months of 1997 and not included in the third quarter gain calculation.

     Under the terms of the agreement, Avant! has registered the restricted stock issued to VLSI for resale into the public market, but the Company remains at risk for market price fluctuations until the Company actually disposes of the stock in either a public or private sale. At December 26, 1997, the market value of Avant! common stock was significantly lower than the value used to compute the $7.7 million after-tax gain on the sale of COMPASS. As of December 26, 1997, the Company had not determined when it might sell the Avant! common stock and concluded this to be a temporary decline in value. The reduction in market value of these securities identified as available-for-sale has been reflected as a reduction in stockholders' equity, net of

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

tax. There can be no assurance the market value of the Avant! common stock will recover to the value used to compute the gain on sale of COMPASS. If the Company sells the Avant! common stock prior to the stock recovering its value, VLSI will realize a loss on sale as a part of future operations. See Note 4.

     The results for COMPASS have been segregated on the Consolidated Statements of Income and accounted for as a discontinued operation, as the software subsidiary represented a separate line of business for the Company. Prior period Consolidated Statements of Income and related Notes to Consolidated Financial Statements have been reclassified accordingly. COMPASS revenues were $28.2 million, $47.8 million and $49.6 million for 1997, 1996 and 1995, respectively.

 3. SPECIAL CHARGES

     During the fourth quarter of 1996, the Company decided to close its San Jose, California wafer fabrication facility. The Company's decision to shift to its newer markets late in 1995 combined with the loss of the PC core logic business early in 1996 substantially reduced the demand for the facility's capacity. The decision to close this facility in the fourth quarter of 1996 came only after VLSI had unsuccessfully attempted to increase facility utilization by marketing the plant as a foundry and by searching for potential buyers or investors.

     The special charges also included costs associated with a change in estimate for settling lease terminations previously accrued in the Company's 1992 special charge and adjustments of the net book value of excess assets acquired to expand the San Antonio wafer fabrication facility. Also included in special charges was $1.3 million related to COMPASS.

     The Company estimated the costs associated with the decision to close the San Jose facility and these other matters based on the best information available when the decision was made to close the facility. Reserves are utilized when specific criteria are met indicating the planned action has occurred. Although the Company believes its estimates to be reasonable, actual costs may differ materially. Particularly, the costs associated with estimating losses on sales commitments and accommodating customers are difficult to ascertain. Therefore, the Company may, in future periods, need to change its estimated costs associated with the special charges as more information becomes available.

     The components of the special charges to operations taken in the fourth quarter of 1996 and utilization in 1996 and 1997 are summarized as follows:

                                                                               1997
                                        ORIGINAL      1996      BALANCE AT   AMOUNTS    BALANCE AT
                                         CHARGE    WRITE-OFFS    12/27/96    UTILIZED    12/26/97
                                        --------   ----------   ----------   --------   ----------
                                                               (THOUSANDS)
Equipment, facilities, leases and
  manufacturing commitments...........  $ 71,858    $64,630      $ 7,228     $ 7,228     $    --
  Work-force-related..................    12,215         --       12,215      12,215          --
  Losses on sales commitments and
     customer accommodations..........    31,547         --       31,547      20,736      10,811
                                        --------    -------      -------     -------     -------
     Total............................  $115,620    $64,630      $50,990     $40,179     $10,811
                                        ========    =======      =======     =======     =======

     In October 1997, the Company ceased production at the San Jose facility. As a result, the costs associated with termination of employees who worked in the facility and related lease and manufacturing commitments were paid out in the fourth quarter of 1997. Efforts were made during 1997 to accommodate those customers affected by the closure of the facility. Costs associated with these efforts are reflected against the special charges as indicated in the table above. A significant amount of the inventory produced at the facility was shipped to customers by December 26, 1997. The Company expects estimated losses on sales commitments and customer accommodations to occur in 1998 and 1999.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

4. FAIR VALUE DISCLOSURES

     The following estimated fair values have been determined by the Company using available market information and appropriate valuation methodologies:

     Cash, cash equivalents and liquid investments -- The carrying amounts of these items are their fair values.

     Debt (See Note 5) -- Quoted market prices of the Company's convertible debt are currently available. Interest rates that management believes are currently available to the Company for issuance of debt similar to existing secured equipment loans are used to estimate the fair value of remaining maturities of existing secured equipment loans.

     Foreign currency contracts and options -- The estimated fair value of foreign currency contracts and options is based on quoted market prices obtained from dealers.

     The carrying amount and fair value of the Company's financial instruments at December 26, 1997 and December 27, 1996 are as follows:

                                                 CARRYING      FAIR
                     1997                         AMOUNT      VALUE
                     ----                        --------    --------
                                                     (THOUSANDS)
Cash and cash equivalents......................  $193,899    $193,899
Liquid investments.............................  $ 89,585    $ 89,585
Short-term debt................................  $  2,874    $  3,045
Long-term debt.................................  $182,039    $177,836
Foreign currency contracts.....................  $  1,200    $  1,173
Options........................................  $    853    $    862

                                                 CARRYING      FAIR
                     1996                         AMOUNT      VALUE
                     ----                        --------    --------
                                                     (THOUSANDS)
Cash and cash equivalents......................  $139,074    $139,074
Liquid investments.............................  $ 66,685    $ 66,685
Promissory notes receivable....................  $ 12,557    $ 12,557
Short-term debt................................  $  7,763    $  7,873
Long-term debt.................................  $207,627    $207,477
Foreign currency contracts.....................  $  1,058    $    947
Options........................................  $     --    $     97

     The fair value estimates presented are based on pertinent information available to management as of December 26, 1997 and December 27, 1996, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such dates, and current estimates of fair value may differ significantly from the amounts presented.

     The Company classifies liquid investments as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date in accordance with the nature of the securities and the intent and investment goals of the Company. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Marketable equity securities, and debt securities not classified as held-to-maturity, are classified as available-for-sale and reported at fair value. Unrealized gains or losses on

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

available-for-sale securities are included, net of tax, in stockholders' equity until their disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     All liquid investments at December 26, 1997 were classified as available-for-sale securities and are categorized in the following table. Debt investments mature through 1998.

                                        AMORTIZED          GROSS          ESTIMATED
                                          COST       UNREALIZED LOSSES    FAIR VALUE
                                        ---------    -----------------    ----------
                                                        (THOUSANDS)
Cash equivalents:
  Commercial paper....................  $ 37,909          $    3           $ 37,906
  Certificates of deposit.............     7,010              --              7,010
  Governmental securities.............     9,795               4              9,791
  Money market funds..................    32,417              --             32,417
Liquid investments:
  Commercial paper....................    68,319               8             68,311
  Governmental securities.............     8,000               5              7,995
  Certificates of deposit.............     4,001               1              4,000
  Bankers' acceptance.................       975              --                975
  Common stock........................    12,090           3,786              8,304
                                        --------          ------           --------
Total.................................  $180,516          $3,807           $176,709
                                        ========          ======           ========

     All liquid investments at December 27, 1996 were classified as available-for-sale securities and are categorized in the following table. Debt investments matured through December 1997.

                                                     GROSS UNREALIZED
                                        AMORTIZED    -----------------    ESTIMATED
                                          COST       GAINS     LOSSES     FAIR VALUE
                                        ---------    ------    -------    ----------
                                                        (THOUSANDS)
Cash equivalents:
  Bankers' acceptance.................  $  7,826      $ 1        $--       $  7,827
  Commercial paper....................    69,487       --          6         69,481
  Certificates of deposit.............     5,800       --          1          5,799
  Asset-backed securities.............    12,331       --          1         12,330
  Money market funds..................    19,689       --         --         19,689
Liquid investments:
  Commercial paper....................    52,737       --          7         52,730
  Governmental securities.............     7,000       45          3          7,042
  Certificates of deposit.............     3,002        2         --          3,004
  Bankers' acceptance.................     3,909        1         --          3,910
                                        --------      ---        ---       --------
Total.................................  $181,781      $49        $18       $181,812
                                        ========      ===        ===       ========

     There were no material gains or losses realized on sales of available-for-sale securities during 1997 or 1996. Unrealized holding losses on available-for-sale securities, included in stockholders' equity, in 1996 were immaterial.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

 5. LONG-TERM DEBT

     Total debt at December 26, 1997 and December 27, 1996 consists of the following:

                                                           1997        1996
                                                         --------    --------
                                                             (THOUSANDS)
8.25% Convertible Subordinated Notes, due 2005.........  $172,500    $172,500
Other..................................................    12,413      42,890
                                                         --------    --------
Total debt.............................................   184,913     215,390
Less current portion...................................     2,874       7,763
                                                         --------    --------
Long-term portion......................................  $182,039    $207,627
                                                         ========    ========

     Interest on the 8.25% Convertible Subordinated Notes (Notes) is payable on April 1 and October 1 of each year commencing April 1, 1996. The Notes are convertible into shares of VLSI Common Stock at any time on or before the close of business on the last trading day prior to maturity, unless previously redeemed, at a conversion price of $54.80 per share, subject to adjustment in certain events. The Notes are redeemable, in whole or in part, at the option of the Company, upon at least 15 days' notice, at redemption prices starting at 102.9% and at diminishing prices thereafter, plus accrued interest, except that the Notes may not be redeemed prior to October 3, 1999 unless the closing price of the Common Stock is at least 125% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the notice of redemption. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Debt of the Company (as defined). The Company expects from time to time to incur indebtedness constituting Senior Debt.

     In December 1997, VLSI entered into a three-year, unsecured, Revolving Credit Facility (Credit Facility) with a syndicate of banks, providing for borrowings of up to $100.0 million at variable interest rates, based on various domestic and international indexes. The Credit Facility contains covenants that limit the payment of dividends. The Company is also required to maintain certain financial ratios relating to tangible net worth, debt-to-equity and fixed charges. Other covenants include financial reporting compliance and limits on such items as future debt or cash commitments, mergers and acquisitions, capital asset sales and purchases and redemption of debt. The Company believes that none of the covenants will preclude its future operations or business plan. There are annual commitment fees, which the Company believes to be immaterial, on the unused portion of the committed Credit Facility. At December 26, 1997, the Company had no outstanding borrowings on the Credit Facility.

     Maturities of other debt are as follows (in millions): 1998 -- $2.9; 1999 -- $3.1; 2000 -- $3.4; and 2001 -- $3.0.

 6. LEASES AND OTHER COMMITMENTS

     Leases. The Company rents certain equipment and manufacturing and office facilities under operating lease agreements that contain renewal options and provisions adjusting the lease payments, based upon changes in the Consumer Price Index or in fixed increments. VLSI is generally responsible for taxes, insurance and utilities under these leases.

     In the fourth quarter of 1997, the Company sold certain manufacturing equipment for $22.4 million under sale-leaseback arrangements. The new lease arrangements are accounted for as operating leases. They have terms of five years with net quarterly rental expenses of $1.1 million.

     Future minimum annual rental commitments under noncancelable operating leases as of December 26, 1997, were as follows (in millions): 1998 -- $11.6; 1999 -- $11.5; 2000 -- $10.3; 2001 -- $10.1; 2002 -- $8.9;

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

and $17.5 thereafter. Rental expense was approximately (in millions):
1997 -- $9.2; 1996 -- $8.7; and 1995 -- $10.2.

     Other Commitments. The Company had commitments for the purchase of equipment and EDA licenses totaling approximately $94.2 million at December 26, 1997, as well as various other long-term committed contracts.

     In October 1997, the Company entered into an agreement with Wafer Technology (Malaysia) Sdn Bhd, a Malaysian company (WTM), proposing to build a subcontract wafer fabrication facility in Malaysia. Under this agreement, the Company would own less than 20 percent of WTM and would be expected to fund its investment starting in 1998. In addition, the Company would provide certain technology and training and consulting services to WTM. Upon completion of the WTM facility, the Company would purchase wafers from WTM and have the right to receive an allocation of the capacity of the WTM facility. The purchase price for wafers would be a function of the market price. The companies have agreed in principle to convert and operate the VLSI San Jose wafer fabrication facility as a prototype and development facility. Under this arrangement, WTM and VLSI would share the related conversion and future operational costs.

 7. PATENT MATTERS

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

     Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations and may require material changes in production processes and products. Several companies, including Motorola, have individually contacted the Company concerning its alleged use of intellectual property belonging to them.

     VLSI has entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI access to third party technology or to allow third parties access to the Company's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material adverse effect on the Company's financial position or results of operations.

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

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

charge against earnings of $7.5 million for the release of alleged infringement claims incurred prior to 1996. The Company will also pay an on-going royalty through the five-year term of the agreement in amounts not considered material to the results of any one quarter.

 8. STOCKHOLDERS' EQUITY

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

     In January 1996, the Board authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue those shares at a later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. During 1996, the Company repurchased
1.8 million shares at an average per share price of $15.10 and re-issued 1.2 million of these shares under employee stock plans. The remaining 0.6 million shares were re-issued during the first half of 1997. During 1997, the Company repurchased 2.5 million shares at an average per share price of $19.91 and re-issued 1.0 million of these shares under employee stock plans. The Company may, from time to time, continue to repurchase additional shares.

     Intel Agreements. Pursuant to the Intel/VLSI Stock and Warrant Purchase Agreement (Equity Agreement) entered into on July 8, 1992, Intel invested $50 million in VLSI to acquire 5,355,207 shares of the Company's Common Stock (Intel Shares) plus a warrant (Warrant) to purchase an additional 2,677,604 shares of the Company's Common Stock (Warrant Shares) at $11.69 per share. In January and February 1995, Intel sold all of the Intel Shares. In August 1995, Intel exercised its Warrant, resulting in net proceeds to the Company of approximately $31 million. In 1997, Intel sold all of the Warrrant Shares. Therefore, all rights of, and restrictions on, Intel under the Equity Agreement have terminated.

     Stockholders' Rights Plan. In August 1992, the Board approved the adoption of the First Amended and Restated Rights Agreement (Restated Rights Agreement), which replaces the Common Shares Rights Agreement dated as of November 7, 1989 (Prior Rights Agreement) and amends the outstanding rights issued pursuant to the Prior Rights Agreement (Rights). Among other things, the Restated Rights Agreement provides that each Right will now relate to a fraction of a share of Series A Participating Preferred Stock of the Company (Unit), which is economically equivalent to one share of Common Stock. The Rights can be transferred or exercised, initially at a price of $45 per Unit, only upon the occurrence of certain events

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

involving substantial transfers of ownership of Common Shares. The Rights are redeemable, in whole but not in part, at the Company's option at $0.01 per Right, at any time prior to becoming exercisable and in certain other circumstances. The Rights expire no later than November 7, 1999.

 9. NET INCOME (LOSS) PER SHARE

     In 1997, the Company adopted FAS 128, "Earnings per Share." All net income
(loss) per share figures have been restated as required by FAS 128. Net income
(loss) per share, Basic and Diluted, including the effect of dilutive securities, are as follows:

                                                  1997          1996           1995
                                               ----------    -----------    ----------
                                                (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  Continuing operations......................   $66,645       $(45,958)      $46,216
  Discontinued operation.....................     5,173         (3,589)         (248)
                                                -------       --------       -------
  Total......................................   $71,818       $(49,547)      $45,968
                                                =======       ========       =======
Weighted-average common shares -- Basic......    46,479         45,877        41,513
Dilutive options, including Warrant Shares in
  1995.......................................     2,499             --         2,377
                                                -------       --------       -------
Adjusted weighted-average common shares and
  assumed conversions -- Diluted.............    48,978         45,877        43,890
                                                =======       ========       =======
Net income (loss) per share -- Basic:
  Continuing operations......................   $  1.43       $  (1.00)      $  1.12
  Discontinued operation.....................      0.12          (0.08)        (0.01)
                                                -------       --------       -------
  Total......................................   $  1.55       $  (1.08)      $  1.11
                                                =======       ========       =======
Net income (loss) per share -- Diluted:
  Continuing operations......................   $  1.36       $  (1.00)      $  1.06
  Discontinued operation.....................      0.11          (0.08)        (0.01)
                                                -------       --------       -------
  Total......................................   $  1.47       $  (1.08)      $  1.05
                                                =======       ========       =======

     In 1996, options outstanding would have been antidilutive; therefore, Basic and Diluted net income (loss) per share are the same. The effect of convertible Notes and Debentures are excluded in all years from income available for shareholders and adjusted weighted-average common shares because they would have been antidilutive. The following amounts related to convertible debt and 1996 options have been excluded:

                                                   1997       1996      1995
                                                  -------    ------    ------
                                                          (THOUSANDS)
Income available to shareholders, net of tax....  $10,389    $9,962    $4,930
                                                  =======    ======    ======
Potentially dilutive shares.....................    3,148     4,449     2,496
                                                  =======    ======    ======

10. STOCK-BASED COMPENSATION

     At December 26, 1997, the Company had three stock-based compensation plans. VLSI uses the intrinsic value method in accordance with APB 25 to account for its plans. Accordingly, no compensation cost has been recognized for its stock purchase plan. Compensation cost applicable to the Company's fixed stock plans was immaterial for each of the three years presented. Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, which requires that the information be determined as if VLSI had used the fair value method to account for its stock-based compensation awards granted subsequent to December 30, 1994. Had compensation cost for the Company's stock-based compensation awards been

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

determined at the grant dates (subsequent to December 30, 1994) using the fair value method in accordance with FAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                  1997          1996           1995
                                               ----------    -----------    ----------
                                                (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income (loss):
  As reported
     Continuing operations...................   $66,645       $(45,958)      $46,216
     Discontinued operation..................     5,173         (3,589)         (248)
                                                -------       --------       -------
     Total...................................   $71,818       $(49,547)      $45,968
                                                =======       ========       =======
  Pro forma(1)
     Continuing operations...................   $53,650       $(53,402)      $42,222
     Discontinued operation..................     5,064         (4,099)         (672)
                                                -------       --------       -------
     Total...................................   $58,714       $(57,501)      $41,550
                                                =======       ========       =======
Net income (loss) per share -- Basic(2):
  As reported
     Continuing operations...................   $  1.43       $  (1.00)      $  1.12
     Discontinued operation..................      0.12          (0.08)        (0.01)
                                                -------       --------       -------
     Total...................................   $  1.55       $  (1.08)      $  1.11
                                                =======       ========       =======
  Pro forma(1)
     Continuing operations...................   $  1.15       $  (1.16)      $  1.02
     Discontinued operation..................      0.11          (0.09)        (0.02)
                                                -------       --------       -------
     Total...................................   $  1.26       $  (1.25)      $  1.00
                                                =======       ========       =======
Net income (loss) per share -- Diluted(2):
  As reported
     Continuing operations...................   $  1.36       $  (1.00)      $  1.06
     Discontinued operation..................      0.11          (0.08)        (0.01)
                                                -------       --------       -------
     Total...................................   $  1.47       $  (1.08)      $  1.05
                                                =======       ========       =======
  Pro forma(1)
     Continuing operations...................   $  1.11       $  (1.16)      $  0.99
     Discontinued operation..................      0.11          (0.09)        (0.02)
                                                -------       --------       -------
     Total...................................   $  1.22       $  (1.25)      $  0.97
                                                =======       ========       =======

---------------

(1) Because FAS 123 is applicable only to awards granted subsequent to December 30, 1994, its pro forma effect will not be fully reflected until 1998.

(2) All net income (loss) per share figures have been restated as required by FAS 128.

     Fixed Stock Option Plans. At December 26, 1997, the Company has two fixed stock option plans. Under the 1986 Directors' Stock Option Plan, which expires in 2001, a total of 300,000 shares of the Company's Common Stock has been authorized for issuance pursuant to nonstatutory options having ten-year terms that are automatically granted annually to outside directors. Under the Company's 1992 Stock Plan (1992 Plan), which expires in 2002, a total of 9,500,000 shares of the Company's Common Stock have been authorized for issuance pursuant to options (incentive or nonstatutory), as well as certain other awards, which may be granted to employees and consultants. In addition, employees and consultants may exercise options to

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

purchase shares of the Company's Common Stock previously granted under the 1982 Incentive Stock Option Plan, which expired in 1992. Generally, outstanding options under the 1992 Plan expire ten years from date of grant and become exercisable at a rate of 25% per year from date of grant. The total number of shares that may be granted under the 1992 Plan to any one individual is 1,500,000 shares per annum for both new and existing employees. In addition, certain options granted in 1997 and 1996 to certain key employees under the 1992 Plan are subject to a long-term incentive program that provides for an acceleration of vesting terms in the event of specific increases in the market price of the Company's Common Stock. As of December 26, 1997, the market price of the Company's Common Stock had achieved the first of three hurdles related to the certain options granted in 1996, which resulted in the accelerated vesting of these options. During 1996, the Company repriced certain outstanding options pursuant to an option exchange program. Under the program, options to purchase 1,419,575 shares of the Company's Common Stock that had originally been issued in 1995 at prices ranging from $16.25-$32.50 were regranted at the exercise price of $11.00 per share. In addition, the vesting schedule of each of the repriced options was delayed by at least 11 months. As of December 26, 1997, 100,000 and 1,167,019 shares were available for grant under the 1986 Directors' Stock Option Plan and the 1992 Plan, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1997, 1996 and 1995: risk-free interest rates of 6.3 percent, expected lives of 4 years, expected volatility of 0.61 and dividend yield of 0.

     The Black-Scholes model used by the Company to calculate option values for purposes of this note, as well as other currently accepted option valuation models (as called for in accordance with FAS 123), were developed to estimate the fair value of stock options that are freely tradable and fully transferable and that have no vesting restrictions, which options are significantly different from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable measure of the fair value of the Company's option awards.

     Additional information relative to the Company's fixed stock option plans is as follows:

                                       1997                         1996                         1995
                             -------------------------    -------------------------    -------------------------
                              # OF    WEIGHTED-AVERAGE     # OF    WEIGHTED-AVERAGE     # OF    WEIGHTED-AVERAGE
                             SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE     SHARES    EXERCISE PRICE
                             ------   ----------------    ------   ----------------    ------   ----------------
                                                    (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding options at
  beginning of year........   6,587        $11.45          4,316        $13.13          3,898        $ 7.98
Granted....................   3,159         21.28          5,097         12.53          1,719         20.95
Exercised..................  (1,051)         8.72           (665)         6.97         (1,028)         6.84
Canceled...................  (1,141)        13.84         (2,161)        18.74           (273)        12.51
                             ------        ------         ------        ------         ------        ------
Outstanding options at end
  of year..................   7,554        $15.59          6,587        $11.45          4,316        $13.13
                             ------        ------         ------        ------         ------        ------
Options exercisable at end
  of year..................   1,697                        1,393                        1,557
                             ------                       ------                       ------
Weighted-average fair value
  of options granted during
  the year, computed for
  purposes of determining
  pro forma net income
  (loss) and net income
  (loss) per share.........                $11.59                       $ 5.99                       $10.93
                                           ------                       ------                       ------

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

                                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                           ------------------------------------------------      --------------------------
                                               WEIGHTED-          WEIGHTED-        NUMBER         WEIGHTED-
      RANGE OF               NUMBER             AVERAGE            AVERAGE       EXERCISABLE       AVERAGE
      EXERCISE             OUTSTANDING         REMAINING          EXERCISE           AT           EXERCISE
       PRICES              AT 12/26/97      CONTRACTUAL LIFE        PRICE         12/26/97          PRICE
---------------------      -----------      ----------------      ---------      -----------      ---------
                                   (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
$ 4.50 - $ 7.00                 503           4.3 years            $ 6.59             503          $ 6.59
  7.12 -  11.00               2,507           8.0                   10.89             600           10.57
 12.00 -  16.31               1,488           8.2                   14.15             509           13.66
 16.50 -  18.00               1,574           9.3                   17.93              37           17.65
 18.13 -  36.63               1,482           9.5                   25.54              48           20.36
                              -----            ---------           ------           -----          ------
$ 4.50 - $36.63               7,554           8.4 years            $15.59           1,697          $10.75
                              -----            ---------           ------           -----          ------

     During 1997, VLSI recorded a tax benefit related to options exercised under the plans, resulting in a $6.3 million increase in stockholders' equity ($3.6 million in 1996 and $10.3 million in 1995).

     In January 1998, the Company adopted the 1998 Nonstatutory Stock Option Plan (1998 Plan). Under the 1998 Plan, which expires in 2008, a total of 6,000,000 shares of VLSI Common Stock have been authorized for issuance pursuant to nonstatutory options, which may be granted to employees and consultants. Directors and SEC reporting officers are excluded from participation in the 1998 Plan.

     Employee Stock Purchase Plan. Under the Company's Employee Stock Purchase Plan, qualified employees may have withholdings of their earnings to purchase shares of the Company's Common Stock at 85% of the fair market value at certain specified dates. Of the 9,000,000 shares authorized to be sold under this Plan, 568,286, 628,434 and 739,932 shares have been sold in 1997, 1996 and 1995, respectively, with a total of 8,012,814 shares having been sold through December 26, 1997.

     The fair value of each employee purchase right is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for employee purchase rights in 1997, 1996 and 1995: risk-free interest rates of 5.8 percent, expected lives of 6 months, expected volatility of 0.61 and dividend yield of 0.

11. EMPLOYEE BENEFIT PLANS

     The Company accrued approximately $8.3 million, $5.0 million and $7.6 million in 1997, 1996 and 1995, respectively, for its Employee Profit Sharing Plan, Executive Performance Incentive Plan and Performance Recognition Plan. The Company's contribution expenses associated with its 401(k) plan were approximately $3.1 million, $3.2 million and $1.4 million in 1997, 1996 and 1995, respectively.

     Effective June 1997, the Company adopted the VLSI Technology, Inc. Non-Qualified Deferred Compensation Plan (NQDC Plan), which allows, as now amended, vice presidents and more senior employees to defer up to 100% of their salary and up to 100% of other compensation, as defined in the NQDC Plan. Company contributions are discretionary, as determined by the Board. During 1997, the Company made no material contributions associated with the NQDC Plan.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

12. TAXES

     The provision (benefit) for taxes on income (loss) from continuing operations is as follows:

                                                1997        1996       1995
                                               -------    --------    -------
                                                        (THOUSANDS)
Federal:
  Current....................................  $ 4,324    $  9,700    $23,690
  Deferred...................................   12,163     (37,429)    (6,982)
                                               -------    --------    -------
  Total......................................   16,487     (27,729)    16,708
                                               -------    --------    -------
State:
  Current....................................       76         948      1,107
  Deferred...................................   (1,462)     (7,859)    (4,622)
                                               -------    --------    -------
  Total......................................   (1,386)     (6,911)    (3,515)
                                               -------    --------    -------
Foreign:
  Current....................................   12,373       2,709      3,282
  Deferred...................................   (2,824)         --       (105)
                                               -------    --------    -------
  Total......................................    9,549       2,709      3,177
                                               -------    --------    -------
Provision (benefit) for taxes on income
  (loss) from continuing operations..........  $24,650    $(31,931)   $16,370
                                               =======    ========    =======

     Pre-tax income from continuing operations of foreign operations was $41.9 million, $13.9 million and $8.8 million in 1997, 1996 and 1995, respectively.

     The provision (benefit) for taxes reconciles with the amount computed by applying the U.S. statutory rate to income (loss) from continuing operations before provision (benefit) for taxes as follows:

                                                1997        1996       1995
                                               -------    --------    -------
                                                        (THOUSANDS)
Income (loss) from continuing operations
  before provision (benefit) for taxes.......  $91,295    $(77,889)   $62,586
U.S. statutory rates.........................      35%         35%        35%
Computed expected tax........................   31,953     (27,261)    21,905
State taxes, net of federal effects..........     (901)     (4,492)    (2,284)
Utilization of foreign net operating loss
  carryforwards..............................     (285)     (1,980)        --
Change in valuation allowance................       --          --     (8,325)
Foreign income taxes in excess of (less than)
  U.S. statutory rates.......................   (5,127)         --      4,641
R&D credits..................................   (1,985)       (238)        --
Other, net...................................      995       2,040        433
                                               -------    --------    -------
Provision (benefit) for taxes on income
  (loss) from continuing operations..........  $24,650    $(31,931)   $16,370
                                               =======    ========    =======
Total effective tax rate.....................    27.0%       41.0%      26.2%
                                               =======    ========    =======

     Deferred income taxes reflect tax credits and loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                            1997       1996
                                                          --------    -------
                                                              (THOUSANDS)
Deferred tax liabilities -- depreciation and
  amortization expense..................................  $(12,456)   $    --
                                                          --------    -------
Deferred tax assets:
  Depreciation and amortization expense.................        --      7,621
  Tax credit and loss carryforwards.....................    28,144     16,263
  Special charges and other reserves....................    34,827     38,262
  Inventory reserves and adjustment.....................    15,892     17,023
  Warranty and deferred revenues........................     2,919      3,154
                                                          --------    -------
          Total.........................................    81,782     82,323
                                                          --------    -------
Valuation allowance for deferred tax assets.............    (1,867)    (6,987)
                                                          --------    -------
          Net deferred taxes............................  $ 67,459    $75,336
                                                          ========    =======

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

     For U.S. and state tax purposes, at December 26, 1997, VLSI has tax credit carryforwards of approximately $18.0 million and $5.5 million, respectively. Foreign subsidiaries have tax loss and credit carryforwards of approximately $3.6 million and $2.7 million, respectively. The loss carryforwards expire in 1999. Some of these credit carryforwards expire in various years between 2002 and 2010, while the others have no carryover expiration period. The Company's federal income tax returns have been examined by the Internal Revenue Service
(IRS) for all years through 1993. All issues have been resolved with no material effect, and the IRS has closed those years. Certain foreign subsidiaries have accumulated earnings of $50.5 million, on which no U.S. deferred taxes have been provided. There is no intention to distribute these earnings.

13. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

     VLSI operates in a single industry segment and designs, manufactures and markets custom and semi-custom integrated circuits of high complexity. The Company focuses its products for the communications, consumer digital entertainment and advanced computing applications and distributes its products through worldwide direct sales, commissioned representatives and distributors.

     In 1997 and 1996, Ericsson accounted for 29% and 17% of net revenues, respectively. In 1995, Apple accounted for 12% of net revenues.

     Major operations outside the United States include sales offices and technology centers in Western Europe, Japan and Asia-Pacific, as well as, subcontract assembly and test operations in Asia-Pacific. Foreign operations are subject to risks of economic and political instability and foreign currency exchange rate fluctuations. See also Note 1 "Manufacturing Concentrations."

     Transfers between geographic areas are accounted for at amounts that are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Identifiable assets are those assets that can be directly associated with a particular geographic area and thus do not include assets used for general corporate purposes, such as cash,

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 26, 1997

cash equivalents, liquid investments and inventories. Inventories for 1996 and 1995 have been reclassified from the various geographical areas to Corporate.

     The following is a summary of continuing operations located within the indicated geographic areas for the three years ended December 26, 1997:

                                  NET REVENUES    TRANSFERS
                                      FROM         BETWEEN                  OPERATING
                                  UNAFFILIATED   GEOGRAPHICAL      NET       INCOME     IDENTIFIABLE
                                   CUSTOMERS        AREAS       REVENUES     (LOSS)        ASSETS
                                  ------------   ------------   ---------   ---------   ------------
                                                             (THOUSANDS)
     1997
     United States..............    $374,436      $ 322,870     $ 697,306   $ 60,607      $513,651
     Europe.....................     290,311         95,954       386,265     35,889        58,809
     Japan......................      47,906             --        47,906      1,242        13,169
     Asia-Pacific...............          --             --            --        222           288
     Corporate..................          --             --            --         --       336,161
     Eliminations...............          --       (418,824)     (418,824)    (2,461)           --
                                    --------      ---------     ---------   --------      --------
     Consolidated...............    $712,653      $      --     $ 712,653   $ 95,499      $922,078
                                    ========      =========     =========   ========      ========
     1996
     United States..............    $414,533      $ 169,010     $ 583,543   $(82,080)     $551,447
     Europe.....................     191,911             --       191,911      8,712        47,925
     Japan......................      62,573             --        62,573      3,903        31,564
     Asia-Pacific...............          --             --            --         86           584
     Corporate..................          --             --            --         --       259,422
     Eliminations...............          --       (169,010)     (169,010)       (39)           --
                                    --------      ---------     ---------   --------      --------
     Consolidated...............    $669,017      $      --     $ 669,017   $(69,418)     $890,942
                                    ========      =========     =========   ========      ========
     1995
     United States..............    $473,424      $ 137,897     $ 611,321   $ 67,476       473,318
     Europe.....................     157,831             --       157,831      5,481        45,501
     Japan......................      38,919             --        38,919      2,359        15,806
     Asia-Pacific...............         117             --           117        154           643
     Corporate..................          --             --            --         --       424,619
     Eliminations...............          --       (137,897)     (137,897)       495            --
                                    --------      ---------     ---------   --------      --------
     Consolidated...............    $670,291      $      --     $ 670,291   $ 75,965      $959,887
                                    ========      =========     =========   ========      ========

     U.S. export revenues were approximately $61.9 million, $58.3 million and $140.5 million in 1997, 1996 and 1995, respectively. Export revenues in 1997 were primarily to the Asia-Pacific region and Canada, while in 1996 and 1995 they were primarily to the Asia-Pacific region.

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

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Proxy Statement under the captions "Election of Directors -- Nominees for Director", "Election of Directors -- Director Compensation" and "Executive Officer Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Proxy Statement under the caption "Information Concerning Solicitation and Voting -- Security Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Proxy Statement under the captions "Election of Directors -- Certain Transactions" and "Executive Officer Compensation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1. FINANCIAL STATEMENTS

     The financial statements (including the notes thereto) listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of Part II of this Form 10-K) are filed as part of this Annual Report on Form 10-K.

     2. FINANCIAL STATEMENT SCHEDULE

     The financial statement schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule (set forth in Item 8 of
Part II of this Form 10-K) is filed as part of this Annual Report on Form 10-K.

     3. EXHIBITS

     The exhibits listed under Item 14(c) hereof are filed as part of this Annual Report on Form 10-K.

     (b) REPORTS ON FORM 8-K

     The Company did not file any Current Reports on Form 8-K during the fourth quarter ended December 26, 1997.

     On February 9, 1998, the Company filed a Form 8-K dated February 9, 1998 disclosing the effect of adoption of FAS 128, "Earnings per Share" on the Annual Report on Form 10-K for the fiscal year ended December 27, 1996 and the related restatement of earnings per share thereon, so that such information may be incorporated by reference into a Registration Statement on Form S-8.

     (c) EXHIBITS

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         2.1       See Exhibit 10.44.
         3.1       Restated Certificate of Incorporation filed with the
                   Secretary of State of the State of Delaware on September 16,
                   1987. Incorporated by reference from Exhibit to Annual
                   Report on Form 10-K for the fiscal year ended December 27,
                   1987.
         3.2       Certificate of Designation of Rights, Preferences and
                   Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on
                   August 12, 1992. Incorporated by reference from Exhibit to
                   Quarterly Report on Form 10-Q for the fiscal quarter ended
                   September 26, 1992.
         3.3       Certificate of Amendment of Restated Certificate of
                   Incorporation filed with the Secretary of State of the State of Delaware on August 20, 1992. Incorporated by reference
                   from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
         3.4       Certificate of Amendment of Restated Certificate of
                   Incorporation filed with the Secretary of State of the State of Delaware on May 5, 1995. Incorporated by reference from
                   Exhibit to Registration Statement on Form S-3, No. 33-60049.
         3.5       Composite Certificate of Incorporation. Incorporated by
                   reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.
         3.6       Restated Bylaws of the Company, as amended, effective March
                   12, 1996. Incorporated by reference from Exhibit to Annual
                   Report on Form 10-K for the fiscal year ended December 29,
                   1995.
         4.1       The Company hereby agrees to file upon request of the
                   Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total
                   assets of the Company and its subsidiaries on a consolidated basis.
         4.2       See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
         4.3       Indenture, dated as of May 1, 1987, between the Company and
                   Citibank N.A., Trustee, with respect to issuance of
                   $57,500,000 of 7% Convertible Subordinated Debentures due
                   May 1, 2012. Incorporated by reference from Exhibit to
                   Registration Statement on Form S-3, No. 33-13463.
         4.4       Form of 7% Convertible Subordinated Debenture due May 1,
                   2012. Incorporated by reference from Exhibit to Registration
                   Statement on Form S-3, No. 33-13463.
         4.5       Common Shares Rights Agreement, dated as of November 7,
                   1989, by and between the Company and the First National Bank of Boston, as Rights Agent, including the form of Rights
                   Certificate attached as Exhibit A thereto. Incorporated by reference from Exhibit to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on
                   November 20, 1989.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
         4.6       First Amended and Restated Rights Agreement (the "Restated
                   Rights Agreement") by and between the Company and First
                   National Bank of Boston, dated August 12, 1992, including
                   form of Rights Certificate. Incorporated by reference from
                   Exhibit to Quarterly Report on Form 10-Q for the fiscal
                   quarter ended September 26, 1992.
         4.7       Amendment Number 1 to the Restated Rights Agreement, dated
                   August 24, 1992. Incorporated by reference from Exhibit to
                   Quarterly Report on Form 10-Q for the fiscal quarter ended
                   September 26, 1992.
         4.8       Indenture, dated as of September 1, 1995, between the
                   Company and Harris Trust and Savings Bank, as Trustee, with respect to issuance of $172,500,000 of 8.25% Convertible
                   Subordinated Notes due October 1, 2005. Incorporated by
                   reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995.
         4.9       Form of 8.25% Convertible Subordinated Note due October 1,
                   2005. Incorporated by reference from Exhibit to Quarterly
                   Report on Form 10-Q for the fiscal quarter ended September
                   29, 1995.
        10.1*      Letter Agreement between the Company and Alfred J. Stein,
                   dated February 12, 1982. Incorporated by reference from
                   Exhibit to Registration Statement on Form S-1, No. 2-81485.
        10.2*      Agreement between the Company and Alfred J. Stein, dated
                   March 8, 1996. Incorporated by reference from Exhibit to
                   Annual Report on Form 10-K for the fiscal year ended
                   December 29, 1995.
        10.3*      1982 Incentive Stock Option Plan, as amended May 9, 1991,
                   and form of option agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.4*      Registration Rights Agreement dated as of January 16, 1984 among the Company and certain security holders of the
                   Company. Incorporated by reference from Exhibit to
                   Registration Statement on Form S-1, No. 2-81485.
        10.5*      Executive Performance Incentive Plan. Incorporated by
                   reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1985.
        10.6*      1986 Directors' Stock Option Plan, as amended, and Forms of
                   Option Agreement for use with such plan. Incorporated by
                   reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
        10.7*      1992 Stock Plan, as amended, and form of option agreement
                   used thereunder. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended
                   December 26, 1997.
        10.8       COMPASS Design Automation, Inc. Series A Preferred Stock and
                   Common Stock Purchase Agreement, dated December 27, 1991.
                   Incorporated by reference from Exhibit to Annual Report on
                   Form 10-K for the fiscal year ended December 28, 1991.
        10.9*      Amended and Restated Employee Stock Purchase Plan, as
                   amended. Incorporated by reference from Exhibit to Annual
                   Report on Form 10-K for the fiscal year ended December 30,
                   1994.
        10.10 *    COMPASS Design Automation, Inc. 1992 Stock Option Plan, as
                   amended. Incorporated by reference from Exhibit to Annual
                   Report on Form 10-K for the fiscal year ended December 30,
                   1994.
        10.11      Reserved.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        10.12      Joint Venture and Shareholder Agreement, dated as of
                   November 28, 1990, between Advanced RISC Machines Holdings
                   Limited, Acorn Computers Limited, Apple Computer (UK)
                   Limited and the Company. Incorporated by reference from
                   Exhibit to Annual Report on Form 10-K for the fiscal year
                   ended December 29, 1990.
        10.13      Intercompany Agreement between COMPASS Design Automation,
                   Inc. and the Company, dated July 1, 1991. Incorporated by
                   reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
        10.14      Intel/VLSI Stock and Warrant Purchase Agreement between the
                   Company and Intel Corporation ("Intel"), dated July 8, 1992, including form of Warrant. Incorporated by reference from
                   Exhibit to Quarterly Report on Form 10-Q for the fiscal
                   quarter ended September 26, 1992.
        10.15 **   Technology and Manufacturing Agreement between Intel
                   Corporation and the Company, dated July 8, 1992, as amended by Addendum Number 1. Incorporated by reference from Exhibit to Amendment Number 1 to Annual Report on Form 10-K for the
                   fiscal year ended December 26, 1992.
        10.16 **   Amendment Number 2 to the Technology and Manufacturing
                   Agreement between Intel Corporation and the Company, dated
                   December 2, 1993. Incorporated by reference from Exhibit to
                   Annual Report on Form 10-K for the fiscal year ended
                   December 25, 1993.
        10.17      Letter dated July 18, 1994 from Intel Corporation to the
                   Company waiving certain rights under the Intel/VLSI Stock
                   and Warrant Purchase Agreement dated July 8, 1992.
                   Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
        10.18      Termination Agreement dated November 7, 1994 between Intel
                   Corporation and the Company. Incorporated by reference from
                   Exhibit to Quarterly Report on Form 10-Q for the fiscal
                   quarter ended September 30, 1994.
        10.19      Acquisition and Participation Agreement and Escrow
                   Instructions dated April 22, 1994 between Brazos Asset
                   Management, Inc. and the Company. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
        10.20      Net Building Space Lease dated February 15, 1985 between
                   Mariani Financial Company and the Company for a property
                   located at 1865 Lundy Drive, San Jose, California.
                   Incorporated by reference from Exhibit to Annual Report on
                   Form 10-K for the fiscal year ended December 30, 1984.
        10.21      Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited Partnership, dated October 1, 1986, for property in Tempe, Arizona. Incorporated by reference from
                   Exhibit to Annual Report on Form 10-K for the fiscal year
                   ended December 27, 1987.
        10.22      Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited Partnership, dated July 1, 1987, for
                   property in Tempe, Arizona. Incorporated by reference from
                   Exhibit to Annual Report on Form 10-K for the fiscal year
                   ended December 27, 1987.
        10.23      Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibits 10.21 and 10.22. Incorporated by
                   reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
        10.24      ASU Research Park Ground Sublease, dated as of December 18,
                   1990, between Price-Elliott Research Park, Inc. and the
                   Company. Incorporated by reference from Exhibit to Annual
                   Report on Form 10-K for the fiscal year ended December 29,
                   1990.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        10.25      Lease dated as of August 12, 1991, between Callahan-Pentz
                   Properties, Ringwood Court One and the Company for property located at 1110 Ringwood Court, San Jose, California.
                   Incorporated by reference from Exhibit to Annual Report on
                   Form 10-K for the fiscal year ended December 28, 1991.
        10.26      Reserved.
        10.27      Lease dated as of July 20, 1993, between Callahan-Pentz
                   Properties and the Company for property located at 1120
                   Ringwood Court, San Jose, California. Incorporated by
                   reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.28      Leasing Agreement dated September 21, 1994 between
                   Sobrato-Sobrato Interests, as Lessor, and the Company, as
                   lessee, for property located at 1240 McKay Drive, San Jose,
                   California. Incorporated by reference from Exhibit to
                   Quarterly Report on Form 10-Q for the fiscal quarter ended
                   September 30, 1994.
        10.29      Reserved.
        10.30      Equipment Financing Agreement between New England Capital
                   Corporation and the Company, dated August 12, 1991.
                   Incorporated by reference from Exhibit to Annual Report on
                   Form 10-K for the fiscal year ended December 28, 1991.
        10.31      Master Security Agreement between The CIT Group/Equipment
                   Financing, Inc. and the Company, dated December 19, 1991.
                   Incorporated by reference from Exhibit to Annual Report on
                   Form 10-K for the fiscal year ended December 28, 1991.
        10.32      Loan and Security Agreement between AT&T and the Company,
                   dated September 24, 1993. Incorporated by reference from
                   Exhibit to Annual Report on Form 10-K for the fiscal year
                   ended December 25, 1993.
        10.33      Loan and Security Agreement and Promissory Note between CIT
                   Group and the Company, dated December 15, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
        10.34      Term Loan and Security Agreement dated June 17, 1994 and
                   Promissory Notes dated June 17 and June 30, 1994 between
                   Heller Financial, Inc. and the Company. Incorporated by
                   reference from Exhibit to Form 10-Q/A Amendment Number 1 to
                   Quarterly Report on Form 10-Q for the fiscal quarter ended
                   July 1, 1994.
        10.35      Reserved.
        10.36      Reserved.
        10.37      Master Lease 2094759 Lease Renewal Contracts with Guaranteed
                   Purchase Options between Ellco Leasing Corporation and the
                   Company, each dated December 30, 1992, relating to Schedules
                   034, 037, 038, 041 & 043 and Schedules 044, 045, 046, 048,
                   049, 050, 051, 052 & 053, respectively. Incorporated by
                   reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
        10.38      Master Lease 2304202 Lease Renewal Contract with Guaranteed
                   Purchase Option between GE Capital Corp. and the Company,
                   dated December 30, 1992, relating to Schedules 002, 003, 004
                   & 007. Incorporated by reference from Exhibit to Annual
                   Report on Form 10-K for the fiscal year ended December 26,
                   1992.
        10.39      Reserved.

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------
        10.40*     Form of Executive Change in Control Agreement by and between the Company and each of the following executive officers of the Company: Richard M. Beyer, John S. Hodgson, Balakrishnan
                   S. Iyer, Thierry M. Laurent, Douglas M. McBurnie and Alfred
                   J. Stein. Incorporated by reference from Exhibit to Annual
                   Report on Form 10-K for the fiscal year ended December 27,
                   1996.
        10.41*     Executive Salary Continuation Agreement dated December 20,
                   1996 by and between the Company and Alfred J. Stein.
                   Incorporated by reference from Exhibit to Annual Report on
                   Form 10-K for the fiscal year ended December 27, 1996.
        10.42*     Long Term Incentive Plan adopted October 8, 1996.
                   Incorporated by reference from Exhibit to Annual Report on
                   Form 10-K for the fiscal year ended December 27, 1996.
        10.43      1998 Nonstatutory Stock Option Plan and form of option
                   agreement used thereunder. Said document is included as an
                   Exhibit to this Annual Report on Form 10-K for the fiscal
                   year ended December 26, 1997.
        10.44      Agreement and Plan of Reorganization dated as of July 31,
                   1997 among Avant! Corporation, GB Acquisition Corporation,
                   COMPASS Design Automation, Inc. and VLSI Technology, Inc.
                   and Amendment to Agreement and Plan of Reorganization dated as of August 27, 1997. Incorporated by reference from
                   Exhibit to Current Report on Form 8-K filed September 26,
                   1997 by Avant! Corporation (SEC File No. 0-25864).
        10.45      Credit Agreement dated December 23, 1997 between Bank of
                   America National Trust and Savings Association and the
                   Company. Said document is included as an Exhibit to this
                   Annual Report on Form 10-K for the fiscal year ended
                   December 26, 1997.
        10.46 *    Nonqualified Deferred Compensation Plan adopted effective
                   June 1, 1997 and as amended March 4, 1998. Said document is included as an Exhibit to this Annual Report on Form 10-K
                   for the fiscal year ended December 26, 1997.
        10.47      Letter Agreement (and Addendum) between the Company and John
                   S. Hodgson, dated March 21, 1997. Said document is included as an Exhibit to this Annual Report on Form 10-K for the
                   fiscal year ended December 26, 1997.
        10.48      Letter Agreement between the Company and Douglas M.
                   McBurnie, dated August 6, 1997. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 26, 1997.
        21         Subsidiaries of the Company.
        23         Consent of Ernst & Young LLP, Independent Auditors (see page
                   51).
        24         Power of Attorney (see page 53).
        27.1       Financial Data Schedule for the fiscal year ended December
                   26, 1997.
        27.2       Financial Data Schedules restated for the fiscal years ended
                   December 27, 1996 and December 29, 1995.
        27.3       Financial Data Schedules restated for the nine months ended
                   September 26, 1997, the six months ended June 27, 1997 and the three months ended March 28, 1997.
        27.4       Financial Data Schedules restated for the nine months ended
                   September 27, 1996, the six months ended June 28, 1996 and the three months ended March 29, 1996.

---------------

 * Denotes a management contract or compensatory plan or arrangement in which an executive officer participates.

** Denotes a document for which confidential treatment has been granted for selected portions.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 2-86600, 2-90890, 33-4797, 33-12909, 33-21116, 33-27872,
33-39653, 33-52908, 33-62068, 33-57433, 33-57991, 333-10589 and 333-45911)
pertaining to the Employee Stock Purchase Plan, 1992 Stock Plan, 1982 Incentive Stock Option Plan, 1986 Directors' Stock Option Plan and 1998 Nonstatutory Stock Option Plan of VLSI Technology, Inc. and in the related Prospectuses, of our report dated January 13, 1998, with respect to the consolidated financial statements and schedule of VLSI Technology, Inc. included in this Annual Report (Form 10-K) for the year ended December 26, 1997.

                                          /s/ ERNST & YOUNG LLP

                                          --------------------------------------
                                          Ernst & Young LLP

San Jose, California
March 20, 1998

                             VLSI TECHNOLOGY, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                  BALANCE AT    ADDITIONS                  BALANCE AT
                                                  BEGINNING      CHARGED                      END
                                                   OF YEAR      TO INCOME    DEDUCTIONS     OF YEAR
                                                  ----------    ---------    ----------    ----------
Allowance for doubtful accounts and customer
  returns(1):
Year ended December 29, 1995....................   $ 2,300      $   (108)     $   (92)      $ 2,100
Year ended December 27, 1996....................   $ 2,100      $    270      $  (170)      $ 2,200
Year ended December 26, 1997....................   $ 2,200      $    (28)     $  (172)      $ 2,000

Reserve for special charges(2):
Year ended December 29, 1995....................   $ 7,335      $     --      $(7,335)      $    --
Year ended December 27, 1996....................   $    --      $115,620      $64,630       $50,990
Year ended December 26, 1997....................   $50,990      $     --      $40,179       $10,811

Reserve for patent matters(2):
Year ended December 29, 1995....................   $    --      $ 19,400      $  (857)      $18,543
Year ended December 27, 1996....................   $18,543      $  7,500      $(4,015)      $22,028
Year ended December 26, 1997....................   $22,028      $  3,460      $(1,750)      $23,738

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

Date: March 4, 1998

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                  /s/ ALFRED J. STEIN                     Chairman of the Board, Chief    March 4, 1998
--------------------------------------------------------  Executive Officer (Principal
                   (Alfred J. Stein)                         Executive Officer) and
                                                                    Director

                  /s/ RICHARD M. BEYER                     President, Chief Operating     March 4, 1998
--------------------------------------------------------      Officer and Director
                   (Richard M. Beyer)

                /s/ BALAKRISHNAN S. IYER                    Senior Vice President and     March 4, 1998
--------------------------------------------------------     Chief Financial Officer
                 (Balakrishnan S. Iyer)                   (Principal Financial Officer)

                   /s/ VICTOR K. LEE                      Vice President and Controller   March 4, 1998
--------------------------------------------------------      (Principal Accounting
                    (Victor K. Lee)                                 Officer)

                 /s/ PIERRE S. BONELLI                              Director              March 4, 1998
--------------------------------------------------------
                  (Pierre S. Bonelli)

                 /s/ ROBERT P. DILWORTH                             Director              March 4, 1998
--------------------------------------------------------
                  (Robert P. Dilworth)

                 /s/ WILLIAM G. HOWARD                              Director              March 4, 1998
--------------------------------------------------------
                  (William G. Howard)

                    /s/ PAUL R. LOW                                 Director              March 4, 1998
--------------------------------------------------------
                     (Paul R. Low)

                  /s/ HORACE H. TSIANG                              Director              March 4, 1998
--------------------------------------------------------
                   (Horace H. Tsiang)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 2.1       See Exhibit 10.44.
 3.1       Restated Certificate of Incorporation filed with the
           Secretary of State of the State of Delaware on September 16,
           1987. Incorporated by reference from Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 27,
           1987.
 3.2       Certificate of Designation of Rights, Preferences and
           Privileges of Series A Participating Preferred Stock filed with the Secretary of State of the State of Delaware on
           August 12, 1992. Incorporated by reference from Exhibit to
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           September 26, 1992.
 3.3       Certificate of Amendment of Restated Certificate of
           Incorporation filed with the Secretary of State of the State of Delaware on August 20, 1992. Incorporated by reference
           from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 1992.
 3.4       Certificate of Amendment of Restated Certificate of
           Incorporation filed with the Secretary of State of the State of Delaware on May 5, 1995. Incorporated by reference from
           Exhibit to Registration Statement on Form S-3, No. 33-60049.
 3.5       Composite Certificate of Incorporation. Incorporated by
           reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1995.
 3.6       Restated Bylaws of the Company, as amended, effective March
           12, 1996. Incorporated by reference from Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 29,
           1995.
 4.1       The Company hereby agrees to file upon request of the
           Commission a copy of all instruments, not otherwise filed, with respect to long-term debt of the Company or any of its subsidiaries for which the total amount of debt authorized under such instrument does not exceed 10% of the total
           assets of the Company and its subsidiaries on a consolidated basis.
 4.2       See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5 and 3.6.
 4.3       Indenture, dated as of May 1, 1987, between the Company and
           Citibank N.A., Trustee, with respect to issuance of
           $57,500,000 of 7% Convertible Subordinated Debentures due
           May 1, 2012. Incorporated by reference from Exhibit to
           Registration Statement on Form S-3, No. 33-13463.
 4.4       Form of 7% Convertibl Subordinated Debenture due May 1,
           2012. Incorporated by reference from Exhibit to Registration
           Statement on Form S-3, No. 33-13463.
 4.5       Common Shares Rights Agreement, dated as of November 7,
           1989, by and between the Company and the First National Bank of Boston, as Rights Agent, including the form of Rights
           Certificate attached as Exhibit A thereto. Incorporated by reference from Exhibit to Registration Statement on Form 8-A filed with the Securities and Exchange Commission on
           November 20, 1989.
 4.6       First Amended and Restated Rights Agreement (the "Restated
           Rights Agreement") by and between the Company and First
           National Bank of Boston, dated August 12, 1992, including
           form of Rights Certificate. Incorporated by reference from
           Exhibit to Quarterly Report on Form 10-Q for the fiscal
           quarter ended September 26, 1992.
 4.7       Amendment Number 1 to the Restated Rights Agreement, dated
           August 24, 1992. Incorporated by reference from Exhibit to
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           September 26, 1992.
 4.8       Indenture, dated as of September 1, 1995, between the
           Company and Harris Trust and Savings Bank, as Trustee, with respect to issuance of $172,500,000 of 8.25% Convertible
           Subordinated Notes due October 1, 2005. Incorporated by
           reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 4.9       Form of 8.25% Convertible Subordinated Note due October 1,
           2005. Incorporated by reference from Exhibit to Quarterly
           Report on Form 10-Q for the fiscal quarter ended September
           29, 1995.
10.1*      Letter Agreement between the Company and Alfred J. Stein,
           dated February 12, 1982. Incorporated by reference from
           Exhibit to Registration Statement on Form S-1, No. 2-81485.
10.2*      Agreement between the Company and Alfred J. Stein, dated
           March 8, 1996. Incorporated by reference from Exhibit to
           Annual Report on Form 10-K for the fiscal year ended
           December 29, 1995.
10.3*      1982 Incentive Stock Option Plan, as amended May 9, 1991,
           and form of option agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
10.4*      Registration Rights Agreement dated as of January 16, 1984 among the Company and certain security holders of the
           Company. Incorporated by reference from Exhibit to
           Registration Statement on Form S-1, No. 2-81485.
10.5*      Executive Performance Incentive Plan. Incorporated by
           reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1985.
10.6*      1986 Directors' Stock Option Plan, as amended, and Forms of
           Option Agreement for use with such plan. Incorporated by
           reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1994.
10.7*      1992 Stock Plan, as amended, and form of option agreement
           used thereunder. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended
           December 26, 1997.
10.8       COMPASS Design Automation, Inc. Series A Preferred Stock and
           Common Stock Purchase Agreement, dated December 27, 1991.
           Incorporated by reference from Exhibit to Annual Report on
           Form 10-K for the fiscal year ended December 28, 1991.
10.9*      Amended and Restated Employee Stock Purchase Plan, as
           amended. Incorporated by reference from Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 30,
           1994.
10.10 *    COMPASS Design Automation, Inc. 1992 Stock Option Plan, as
           amended. Incorporated by reference from Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 30,
           1994.
10.11      Reserved.
10.12      Joint Venture and Shareholder Agreement, dated as of
           November 28, 1990, between Advanced RISC Machines Holdings
           Limited, Acorn Computers Limited, Apple Computer (UK)
           Limited and the Company. Incorporated by reference from
           Exhibit to Annual Report on Form 10-K for the fiscal year
           ended December 29, 1990.
10.13      Intercompany Agreement between COMPASS Design Automation,
           Inc. and the Company, dated July 1, 1991. Incorporated by
           reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.
10.14      Intel/VLSI Stock and Warrant Purchase Agreement between the
           Company and Intel Corporation ("Intel"), dated July 8, 1992, including form of Warrant. Incorporated by reference from
           Exhibit to Quarterly Report on Form 10-Q for the fiscal
           quarter ended September 26, 1992.
10.15 **   Technology and Manufacturing Agreement between Intel
           Corporation and the Company, dated July 8, 1992, as amended by Addendum Number 1. Incorporated by reference from Exhibit to Amendment Number 1 to Annual Report on Form 10-K for the
           fiscal year ended December 26, 1992.
10.16 **   Amendment Number 2 to the Technology and Manufacturing
           Agreement between Intel Corporation and the Company, dated
           December 2, 1993. Incorporated by reference from Exhibit to
           Annual Report on Form 10-K for the fiscal year ended
           December 25, 1993.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.17      Letter dated July 18, 1994 from Intel Corporation to the
           Company waiving certain rights under the Intel/VLSI Stock
           and Warrant Purchase Agreement dated July 8, 1992.
           Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
10.18      Termination Agreement dated November 7, 1994 between Intel
           Corporation and the Company. Incorporated by reference from
           Exhibit to Quarterly Report on Form 10-Q for the fiscal
           quarter ended September 30, 1994.
10.19      Acquisition and Participation Agreement and Escrow
           Instructions dated April 22, 1994 between Brazos Asset
           Management, Inc. and the Company. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.
10.20      Net Building Space Lease dated February 15, 1985 between
           Mariani Financial Company and the Company for a property
           located at 1865 Lundy Drive, San Jose, California.
           Incorporated by reference from Exhibit to Annual Report on
           Form 10-K for the fiscal year ended December 30, 1984.
10.21      Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited Partnership, dated October 1, 1986, for property in Tempe, Arizona. Incorporated by reference from
           Exhibit to Annual Report on Form 10-K for the fiscal year
           ended December 27, 1987.
10.22      Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited Partnership, dated July 1, 1987, for
           property in Tempe, Arizona. Incorporated by reference from
           Exhibit to Annual Report on Form 10-K for the fiscal year
           ended December 27, 1987.
10.23      Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibits 10.21 and 10.22. Incorporated by
           reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.
10.24      ASU Research Park Ground Sublease, dated as of December 18,
           1990, between Price-Elliott Research Park, Inc. and the
           Company. Incorporated by reference from Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 29,
           1990.
10.25      Lease dated as of August 12, 1991, between Callahan-Pentz
           Properties, Ringwood Court One and the Company for property located at 1110 Ringwood Court, San Jose, California.
           Incorporated by reference from Exhibit to Annual Report on
           Form 10-K for the fiscal year ended December 28, 1991.
10.26      Reserved.
10.27      Lease dated as of July 20, 1993, between Callahan-Pentz
           Properties and the Company for property located at 1120
           Ringwood Court, San Jose, California. Incorporated by
           reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
10.28      Leasing Agreement dated September 21, 1994 between
           Sobrato-Sobrato Interests, as Lessor, and the Company, as
           lessee, for property located at 1240 McKay Drive, San Jose,
           California. Incorporated by reference from Exhibit to
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           September 30, 1994.
10.29      Reserved.
10.30      Equipment Financing Agreement between New England Capital
           Corporation and the Company, dated August 12, 1991.
           Incorporated by reference from Exhibit to Annual Report on
           Form 10-K for the fiscal year ended December 28, 1991.
10.31      Master Security Agreement between The CIT Group/Equipment
           Financing, Inc. and the Company, dated December 19, 1991.
           Incorporated by reference from Exhibit to Annual Report on
           Form 10-K for the fiscal year ended December 28, 1991.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.32      Loan and Security Agreement between AT&T and the Company,
           dated September 24, 1993. Incorporated by reference from
           Exhibit to Annual Report on Form 10-K for the fiscal year
           ended December 25, 1993.
10.33      Loan and Security Agreement and Promissory Note between CIT
           Group and the Company, dated December 15, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
10.34      Term Loan and Security Agreement dated June 17, 1994 and
           Promissory Notes dated June 17 and June 30, 1994 between
           Heller Financial, Inc. and the Company. Incorporated by
           reference from Exhibit to Form 10-Q/A Amendment Number 1 to
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           July 1, 1994.
10.35      Reserved.
10.36      Reserved.
10.37      Master Lease 2094759 Lease Renewal Contracts with Guaranteed
           Purchase Options between Ellco Leasing Corporation and the
           Company, each dated December 30, 1992, relating to Schedules
           034, 037, 038, 041 & 043 and Schedules 044, 045, 046, 048,
           049, 050, 051, 052 & 053, respectively. Incorporated by
           reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
10.38      Master Lease 2304202 Lease Renewal Contract with Guaranteed
           Purchase Option between GE Capital Corp. and the Company,
           dated December 30, 1992, relating to Schedules 002, 003, 004
           & 007. Incorporated by reference from Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 26,
           1992.
10.39      Reserved.
10.40*     Form of Executive Change in Control Agreement by and between the Company and each of the following executive officers of the Company: Richard M. Beyer, John S. Hodgson, Balakrishnan
           S. Iyer, Thierry M. Laurent, Douglas M. McBurnie and Alfred
           J. Stein. Incorporated by reference from Exhibit to Annual
           Report on Form 10-K for the fiscal year ended December 27,
           1996.
10.41*     Executive Salary Continuation Agreement dated December 20,
           1996 by and between the Company and Alfred J. Stein.
           Incorporated by reference from Exhibit to Annual Report on
           Form 10-K for the fiscal year ended December 27, 1996.
10.42*     Long Term Incentive Plan adopted October 8, 1996.
           Incorporated by reference from Exhibit to Annual Report on
           Form 10-K for the fiscal year ended December 27, 1996.
10.43      1998 Nonstatutory Stock Option Plan and form of option
           agreement used thereunder. Said document is included as an
           Exhibit to this Annual Report on Form 10-K for the fiscal
           year ended December 26, 1997.
10.44      Agreement and Plan of Reorganization dated as of July 31,
           1997 among Avant! Corporation, GB Acquisition Corporation,
           COMPASS Design Automation, Inc. and VLSI Technology, Inc.
           and Amendment to Agreement and Plan of Reorganization dated as of August 27, 1997. Incorporated by reference from
           Exhibit to Current Report on Form 8-K filed September 26,
           1997 by Avant! Corporation (SEC File No. 0-25864).
10.45      Credit Agreement dated December 23, 1997 between Bank of
           America National Trust and Savings Association and the
           Company. Said document is included as an Exhibit to this
           Annual Report on Form 10-K for the fiscal year ended
           December 26, 1997.
10.46 *    Nonqualified Deferred Compensation Plan adopted effective
           June 1, 1997 and as amended March 4, 1998. Said document is included as an Exhibit to this Annual Report on Form 10-K
           for the fiscal year ended December 26, 1997.

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.47      Letter Agreement (and Addendum) between the Company and John
           S. Hodgson, dated March 21, 1997. Said document is included as an Exhibit to this Annual Report on Form 10-K for the
           fiscal year ended December 26, 1997.
10.48      Letter Agreement between the Company and Douglas M.
           McBurnie, dated August 6, 1997. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 26, 1997.
21         Subsidiaries of the Company.
23         Consent of Ernst & Young LLP, Independent Auditors (see page
           51).
24         Power of Attorney (see page 53).
27.1       Financial Data Schedule for the fiscal year ended December
           26, 1997.
27.2       Financial Data Schedules restated for the fiscal years ended
           December 27, 1996 and December 29, 1995.
27.3       Financial Data Schedules restated for the nine months ended
           September 26, 1997, the six months ended June 27, 1997 and the three months ended March 28, 1997.
27.4       Financial Data Schedules restated for the nine months ended
           September 27, 1996, the six months ended June 28, 1996 and the three months ended March 29, 1996.

---------------

 * Denotes a management contract or compensatory plan or arrangement in which an executive officer participates.

** Denotes a document for which confidential treatment has been granted for selected portions.

     (d) FINANCIAL STATEMENT SCHEDULES

     See Item 14(a)(2) above.