Form 10-Q
period 1998-03-27
VLSI TECHNOLOGY INC
filed 1998-05-06
CIK 704386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


Mark One:

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 27, 1998.
                                                           ---------------

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

                            Yes  (X)       No  (  )

Shares outstanding of the Registrant's Common Stock as of March 27, 1998:

                                                                  45,667,680



                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            VLSI TECHNOLOGY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     AND COMPREHENSIVE INCOME - unaudited
                     (thousands, except per share amounts)

                                                  Three Months Ended
                                               -------------------------
                                               March 27,       March 28,
                                                 1998            1997
                                               ---------       ---------
Net revenues                                    $141,286        $167,478
Cost of sales                                     82,940          99,089
                                                --------        --------
Gross profit                                      58,346          68,389
                                                --------        --------
Operating expenses:
   Research and development                       28,037          24,015
   Marketing, general and administrative          26,297          27,242
                                                --------        --------
Operating income                                   4,012          17,132

Interest income and other expenses, net            3,808           2,911
Interest expense                                  (3,484)         (4,460)
                                                --------        --------
Income from continuing operations before
   provision for taxes on income                   4,336          15,583
Provision for taxes on income                      1,170           4,980
                                                --------        --------
Income from continuing operations                  3,166          10,603
Loss from discontinued operation,
   net of taxes                                        -          (1,617)
                                                --------        --------
Net income                                         3,166           8,986
                                                --------        --------
Other comprehensive income, net of tax:
   Unrealized gain (loss) on available-
      for-sale securities                            483             (92)
                                                --------        --------
Comprehensive income                            $  3,649        $  8,894
                                                ========        ========
Net income (loss) per share - Basic:
   Continuing operations                        $   0.07        $   0.23
   Discontinued operation                              -           (0.04)
                                                --------        --------
   Total                                        $   0.07        $   0.19
                                                ========        ========
Net income (loss) per share - Diluted:
   Continuing operations                        $   0.07        $   0.22
   Discontinued operation                              -           (0.03)
                                                --------        --------
   Total                                        $   0.07        $   0.19
                                                ========        ========
Weighted-average common
   shares outstanding - Basic                     45,748          46,497
                                                ========        ========
Weighted-average common
   shares outstanding and assumed
   conversions - Diluted                          47,415          48,197
                                                ========        ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited
                                 (thousands)

                                                 March 27,    December 26,
                                                   1998           1997
                                                 ---------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                      $183,847        $193,899
   Marketable securities                            98,196          89,585
   Accounts receivable, net of allowance
      for doubtful accounts and customer
      returns of $2,000
      ($2,000 at December 26, 1997)                 94,439         110,869
   Inventories:
      Raw materials                                  2,448           2,565
      Work-in-process                               37,929          40,796
      Finished goods                                12,025           8,514
                                                  --------        --------
Total inventories                                   52,402          51,875

Deferred and refundable income taxes                82,465          82,870
Prepaid expenses and other current assets	           5,892           4,779
                                                  --------        --------
      Total current assets                         517,241         533,877

Property, plant and equipment, at cost             777,294         777,316
Accumulated depreciation and amortization         (400,438)       (396,412)
                                                  --------        --------
   Net property, plant and equipment               376,856         380,904

Other assets                                         9,097           7,297
                                                  --------        --------
TOTAL ASSETS                                      $903,194        $922,078
                                                  ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.





                            VLSI TECHNOLOGY, INC.

         CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited (Continued)
                      (thousands, except per share amounts)


                                                March 27,    December 26,
                                                  1998           1997
                                                ---------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                              $ 54,983        $ 57,469
   Accrued compensation and benefits               30,563          31,091
   Income taxes                                    12,083          11,436
   Patent matters                                  23,710          23,738
   Other accrued liabilities                       54,468          59,620
   Current portion of long-term debt                    -           2,874
                                                 --------        --------
      Total current liabilities                   175,807         186,228

Long-term debt                                    172,500         182,039
Other long-term obligations                        25,500          24,960
Deferred income taxes                              12,456          12,456

Stockholders' equity:
   Preferred Shares, $.01 par value                     -               -
   Common Shares, $.01 par value                      473             473
   Treasury Common Shares, at cost                (34,990)        (32,653)
   Additional paid-in capital                     458,763         459,539
   Retained earnings                               94,566          91,400
   Accumulated other comprehensive income          (1,881)         (2,364)
                                                 --------        --------
        Total stockholders' equity                516,931         516,395
                                                 --------        --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $903,194        $922,078
                                                 ========        ========


See accompanying Notes to Consolidated Condensed Financial Statements.

                                 VLSI TECHNOLOGY, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                      (thousands)
                                                                Three Months Ended
                                                           ---------------------------
                                                           March 27,        March 28,
                                                              1998            1997
                                                           ---------      ------------
                                                           Increase (decrease) in
                                                           cash and cash equivalents
Operating activities:
 Net income                                                 $  3,166         $  8,986
 Adjustments to reconcile net income
  to cash generated by operations:
   Depreciation and amortization                              25,338           26,763
   Deferred income taxes                                      (1,475)           4,511
   Changes in operating assets and liabilities:
    Accounts receivable                                       16,430            9,741
    Inventories                                                 (527)            (693)
    Refundable income taxes                                    1,880                -
    Accounts payable, income taxes payable and
     accrued liabilities                                     (11,089)             984
    Other                                                     (3,205)          (5,616)
                                                            --------         --------
 Cash generated by operations                                 30,518           44,676
                                                            --------         --------
Investing activities:
 Purchases of marketable securities                          (83,822)         (98,350)
 Proceeds from maturities of marketable securities            75,861           47,512
 Purchases of property, plant and equipment                  (33,157)         (25,150)
 Sale of property, plant and equipment                        16,361                -
                                                            --------         --------
  Net cash flow used for investing activities                (24,757)         (75,988)
                                                            --------         --------
Financing activities:
 Payments on debt and capital lease obligations              (12,710)          (2,146)
 Repurchase Treasury Common Shares                            (4,564)         (15,838)
 Issuance of Common and Treasury Shares, net                   1,461              856
                                                            --------         --------
  Net cash flow used for financing activities                (15,813)         (17,128)
                                                            --------         --------

Net decrease in cash and cash equivalents                    (10,052)         (48,440)
Cash and cash equivalents, beginning of period               193,899          139,074
                                                            --------         --------
Cash and cash equivalents, end of period                    $183,847         $ 90,634
                                                            ========         ========
Supplemental disclosures:
  Cash outflows for property, plant and equipment           $ 33,157         $ 25,150
   Change in accrued property, plant
         and equipment additions                                 807           (1,024)
                                                            --------         --------
   Property, plant and equipment additions                  $ 33,964         $ 24,126
                                                            ========         ========
Interest paid                                               $    678         $  2,038
                                                            ========         ========
Income taxes paid, net                                      $    407         $  1,344
                                                            ========         ========

See accompanying Notes to Consolidated Condensed Financial Statements.





                             VLSI  TECHNOLOGY, INC.

             NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on
   For                    DEC-27-1997
[PERIOD-END]                               MAR-27-1998
[EXCHANGE-RATE]                                      1
[CASH]                                         183,847
[SECURITIES]                                    98,196
[RECEIVABLES]                                   96,439
[ALLOWANCES]                                    (2,000)
[INVENTORY]                                     52,402
[CURRENT-ASSETS]                               517,241
[PP&E]                                         777,294
[DEPRECIATION]                                (400,438)
[TOTAL-ASSETS]                                 903,194
[CURRENT-LIABILITIES]                          175,807
[BONDS]                                        198,000
[COMMON]                                           473
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     516,458
[TOTAL-LIABILITY-AND-EQUITY]                   903,194
[SALES]                                        141,286
[TOTAL-REVENUES]                               141,286
[CGS]                                           82,940
[TOTAL-COSTS]                                   82,940
[OTHER-EXPENSES]                                54,379
[LOSS-PROVISION]                                   (45)
[INTEREST-EXPENSE]                               3,484
[INCOME-PRETAX]                                  4,336
[INCOME-TAX]                                     1,170
[INCOME-CONTINUING]                              3,166
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     3,166
[EPS-PRIMARY]                                     0.07
[EPS-DILUTED]                                     0.07
[/TABLE]