Form 10-Q/A
period 1998-03-27
VLSI TECHNOLOGY INC
filed 1998-05-06
CIK 704386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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
                                                            ========         ========

See accompanying Notes to Consolidated Condensed Financial Statements.





                             VLSI  TECHNOLOGY, INC.

             NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the fiscal year ended December 26, 1997 (the 1997 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1997 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. Certain prior year first quarter amounts reported have been reclassified to reflect the sale of a subsidiary, as discussed in the 1997 Annual Report. The results for the quarter ended March 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 1998.

2. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) is effective beginning with the Company's 1998 first fiscal quarter. FAS 130 requires, for all periods presented, comprehensive income be reported with the same prominence as other financial statements. As such, the Company has included these amounts on the face of the income statement.

   Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for VLSI is comprised of changes in unrealized gains or losses on available-for-sale securities, net of tax.

   Accumulated other comprehensive income and changes thereto in 1998 consist of (thousands):

   Accumulated other comprehensive income at
      December 26, 1997 (unrealized loss on available-
      for-sale securities, net of tax of $1,477)               $(2,364)

   Change for the three months ended March 27, 1998:
      Unrealized gain on available-for-sale securities             696
      Tax effect on unrealized gain                               (213)
                                                               -------
   Accumulated other comprehensive income at
      March 27, 1998 (unrealized loss on
      available-for-sale securities, net of tax)               $(1,881)
                                                               =======

   The $92,000 unrealized loss for the three months ended March 28, 1997 is net of tax benefit of $43,000.


3. Prior year's first quarter net income per share figures have been restated as required by FAS 128. Net income per share, Basic and Diluted, is as follows:

                                                        Three Months Ended
                                                     -----------------------
                                                     March 27,     March 28,
                                                       1998          1997
                                                     ---------     ---------
                                                       (thousands, except
                                                        per share amounts)
   Net income (loss):
         Continuing operations                        $ 3,166       $10,603
         Discontinued operation                             -        (1,617)
                                                      --------      -------
         Total                                        $ 3,166       $ 8,986
                                                      =======       =======

   Weighted-average common shares - Basic              45,748        46,497
   Dilutive options                                     1,667         1,700
                                                      -------       -------
   Adjusted weighted-average common shares
         and assumed conversions - Diluted             47,415        48,197
                                                      =======       =======
   Net income (loss) per share - Basic:
         Continuing operations                           0.07          0.23
         Discontinued operation                             -         (0.04)
                                                      -------       -------
         Total                                        $  0.07       $  0.19
                                                      =======       =======
   Net income (loss) per share - Diluted:
         Continuing operations                           0.07          0.22
         Discontinued operation                             -         (0.03)
                                                      -------       -------
         Total                                        $  0.07       $  0.19
                                                      =======       =======

   The effect of convertible debt is excluded in both periods from income available for shareholders and adjusted weighted-average common shares because they would have been antidilutive. The following amounts have been excluded:

                                                     March 27,     March 28,
                                                       1998          1997
                                                     ---------     ---------
                                                           (thousands)

   Income available to shareholders, net of tax       $ 2,597       $ 2,419
                                                      =======       =======
   Potentially dilutive shares                          3,148         3,148
                                                      =======       =======

4. Marketable securities are liquid investments with original maturities greater than 90 days. The Company classifies these investments as available-for-sale and records the unrealized gains and losses in a separate component of equity as accumulated other comprehensive income, as well as reporting the changes in such balances on the face of the income statement as other comprehensive income.

5. In January 1996, the Board of Directors (Board) authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue these shares at any later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. During the first quarter of 1998, the Company repurchased 240,000 shares at an average per share price of $19.01. The Company may, from time to time, continue to repurchase additional shares.

6. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions. Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations and may require material changes in production processes and products. The Company continually evaluates the adequacy of its reserves for asserted and unasserted patent matters. The reserve is based on the best available information at the time and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change at any given time.

7. Subsequent events:

   In response to a claim by Motorola of infringement by VLSI of Motorola's patents, in April 1998 the Company concluded a multi-year patent license agreement with Motorola. The agreement provides that the Company will pay initial consideration valued at $8 million, in a combination of cash and stock, and will also pay a royalty through the term of the agreement in amounts not considered material to the results of any one quarter. The Company had previously made sufficient reserves regarding this matter.

   ARM Holdings PLC (ARM) made an initial public offering (IPO) of its common stock on April 17, 1998 at $9.72 per share. As an early stage investor in ARM, the Company's investment equated to 2.5 million shares at the time of the IPO, and the Company participated in the IPO by selling 473,000 of such shares. The Company's historical cost basis and carrying value of the ARM shares at March 27, 1998, was not significant.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - FIRST QUARTER OF 1998 COMPARED TO THE FIRST QUARTER OF 1997
--------------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the 1997 Annual Report, inclusive of the MDA therein.

This MDA contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the 1997 Annual Report. Statements made herein are as of the date of this quarterly filing with the Securities and Exchange Commission. The Company disclaims any obligation to update the contents of those statements subsequent to the filing of this Form 10-Q, except as may be required by law.

The following table summarizes the Company's operating results for the three-month period ended March 27, 1998 as compared to the three-month period ended March 28, 1997 (dollars in thousands):

                                           First Quarter
                         -----------------------------------------------------
                                     1998                       1997
                         ------------------------------- -------------------
                                    Percent    Percent              Percent
                                    of Net      Change               of Net
                         Amounts   Revenues   From 1997   Amounts   Revenues
                         -------   --------   ---------   -------   --------
Net revenues            $141,286     100.0%    (15.6)%   $167,478    100.0%
Cost of sales             82,940      58.7     (16.3)      99,089     59.2
                        --------     -----               --------    -----
Gross profit              58,346      41.3     (14.7)      68,389     40.8
Research & development    28,037      19.9      16.7       24,015     14.3
Marketing, general and
   administrative         26,297      18.6      (3.5)      27,242     16.3
                        --------     -----               --------    -----
Operating income           4,012       2.8     (76.6)      17,132     10.2
Interest income
   (expense), net            324       0.2         *       (1,549)    (0.9)
Income taxes               1,170       0.8     (76.5)       4,980      3.0
                        --------     -----               --------    -----
Net income from
   continuing
   operations              3,166       2.2     (70.1)      10,603      6.3

Loss from discontinued
   operation, net
   of taxes                    -       0.0         *       (1,617)    (0.9)
                        --------     -----               --------    -----
Net income              $  3,166       2.2     (64.8)    $  8,986      5.4
                        ========     =====               ========    =====

* Not meaningful

The Company earned net income of $3.2 million in the first quarter of 1998, compared to net income of $9.0 million in the first quarter of 1997. This change primarily reflects decreased net revenues, as discussed below.

Net revenues in the first quarter of 1998 decreased 15.6% from the comparable 1997 period. This decrease is due to the lower sales of computing products, as well as reduced end market demand of the Company's communications and consumer digital entertainment products reflecting business uncertainties in the Asia-Pacific region, and inventory adjustments underway at a range of customers.

International net revenues (including export sales) decreased as a result of lower end market demand for communications and consumer products. However, as a percentage of net revenues, international net revenues increased to 55.1% of net revenues in the first quarter of 1998 compared to 52.7% in the first quarter of 1997 as a result of the lower sales of computing products in domestic markets.

Gross profit margins increased slightly to 41.3% in the first quarter of 1998 from 40.8% in the first quarter of 1997 primarily as a result of changes in the mix of products sold.

Research and development expenditures increased by $4.0 million in the first quarter of 1998 over expenditures in the same 1997 period and increased as a percentage of net revenues from 14.3% to 19.9%, reflecting continued increased investments primarily in process technologies, as well as new products.

Marketing, general and administrative expenses for the first quarter of 1998 decreased by $0.9 million from the first quarter of the prior year yet increased as a percentage of net revenues from 16.3% to 18.6%. The decrease in dollar spending is due to tighter expense controls.

Interest income (expense), net was income of $0.3 million in the current quarter as compared to expense of $1.5 million in the same period a year ago, reflecting the retirement of equipment loans and higher returns on higher average cash and investment balances.

The Company's tax rate was 27% and 32% in the first quarter of 1998 and 1997, respectively. The decrease is the result of a larger proportion of total pre-tax income being earned in lower tax jurisdictions.

FACTORS AFFECTING FUTURE RESULTS

The Company's business is subject to numerous risks, any one of which, alone or in combination, could have a material adverse effect on future results of operations. Some of these factors are:

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

During 1997, the Company's top 20 customers represented approximately three-quarters of the Company's net revenues. During 1996 and 1995, the Company's top 20 customers represented approximately two-thirds of net revenues. The Company's largest customer, Ericsson, accounted for approximately 29% of net revenues in 1997. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations.

The Company has a high concentration of sales to the communications and consumer digital entertainment markets. The communications and consumer digital entertainment markets are rapidly evolving and are characterized by intense competition among suppliers of integrated circuits, many of whom have substantially greater experience and resources than the Company. If the Company, due to competition or other factors, is unable to capture and maintain significant market share in these areas, there could be a material adverse effect on the Company's results of operations. Since 1996, the Company has had a significant focus on the communications and consumer digital entertainment markets. As a result, the Company's revenues have followed a seasonal pattern, generally showing growth in the second half of the year, reflecting the buying pattern of customers in these markets.

The Company's success depends on its ability to continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and substantial capital commitments. In addition, semiconductor design and process methodologies are subject to rapid technological change. Decreases in geometries call for sophisticated design efforts, advanced manufacturing equipment and cleaner fabrication environments. If the Company is unable to design, develop, manufacture and market new products successfully or introduce new design and process methodologies in a timely manner, its operating results will be materially adversely affected.

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

The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. The industry can move from a period of capacity shortages to a period of excess capacity, or vice versa, in a very short time. During a period of excess capacity, profitability can drop sharply as factory utilization declines and high fixed costs of operating a wafer fabrication facility are spread over a lower net revenue base. During a period of capacity shortage, there can be no assurance that the Company can achieve timely, cost-effective access to additional capacity if and when needed.

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

Semiconductor manufacturing also requires a constant upgrading of process technology to remain competitive. The Company is planning to commence the conversion of its San Antonio facility from six-inch to eight-inch wafer capability in late 1998. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Inefficiencies caused by the work associated with the modifications of the manufacturing facilities could adversely affect the Company's results of operations.

The Company relies on outside suppliers for a significant portion of its assembly and test operations. Allocations by these suppliers of assembly and test capacity to the Company depend on the Company's needs and supply availability during periods of capacity shortages. The Company has no long-term contractual commitments from these suppliers. Any reduction in allocation from these suppliers could adversely affect the Company's results of operations. The Company's foreign subcontract manufacturing arrangements are also subject to risks such as changes in government policies, transportation delays, fluctuations in foreign exchange rates and export and tax controls.

The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions. Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations and may require material changes in production processes and products. The Company continually evaluates the adequacy of its reserves for asserted and unasserted patent matters. The reserve is based on the best available information at the time and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change at any given time.

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

Other factors that may adversely affect the Company's future results include natural disasters, environmental and other governmental regulations and the ability to attract and retain key employees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results" in Item 7 of Part II of the 1997 Annual Report on Form 10-K.

YEAR 2000 DISCLOSURE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, thus rendering them incapable of properly managing and manipulating data that includes both 20th and 21st century dates (Year 2000 Compliant). In connection with a normal plan of upgrading its computer resources, the Company is currently installing various new internal information systems in connection with operating its business. These systems are believed to be Year 2000 Compliant. The Company is also in the process of determining what other changes to its other information systems are necessary in order to make them Year 2000 Compliant. While the Company currently expects that the Year 2000 will not pose significant internal operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems could have a material adverse effect on the Company's results of operations.

The Company is assessing its products to ensure that they are Year 2000 Compliant. To date, the ongoing assessment has not revealed any significant compliance issues. However, the inability of these products to properly manage and manipulate data in the year 2000 could result in a material adverse impact on the Company, including increased warranty costs, customer satisfaction issues and potential lawsuits.

The Company has initiated communications with its suppliers and customers to determine the extent to which the Company's capabilities are vulnerable to failure by those third parties to remediate their own Year 2000 issues. There is no guarantee that the systems and products of other companies on which the Company relies will be timely converted or that they will not have a material adverse effect on the Company.

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

At March 27, 1998, total cash, cash equivalents and marketable securities decreased $1.4 million from the 1997 fiscal year-end balance as discussed below. Working capital decreased to $341.4 million at March 27, 1998 compared to $347.6 million at December 26, 1997.

During the three-month period ended March 27, 1998, the Company generated $30.5 million of cash from operations, a 31.7% decrease from the $44.7 million of cash generated for the three-month period ended March 28, 1997. Accounts receivable were $16.4 million lower at March 27, 1998 than at December 26, 1997, reflecting lower sales volumes in the first quarter of 1998. Accounts payable, income taxes payable and accrued liabilities at March 27, 1998 decreased by $11.1 million from December 26, 1997 primarily reflecting payments of San Antonio property taxes.

Cash used for investing activities was $24.8 million for the three-month period ended March 27, 1998, as compared to $76.0 million for the three-month period ended March 28, 1997. The decrease is primarily a result of the timing of transactions on marketable securities, partially offset by the sale of property, plant and equipment in connection with sale-leaseback arrangements.

VLSI invested $34.0 million in property, plant and equipment during the first three months of 1998 compared to $24.1 million in the comparable 1997 period. VLSI currently estimates that total capital expenditures for 1998 will be approximately $150 million to $175 million. These expenditures are anticipated to be used for converting from six-inch to eight-inch wafer technology at the San Antonio fabrication facility, sub-micron wafer fabrication capability, EDA tools deployment and other equipment upgrades. The Company expects to primarily utilize existing cash balances and cash from operations for its 1998 capital expenditures.

Cash used for financing activities was $15.8 million in the first three months of 1998 compared to $17.1 million in the same 1997 period. The decrease is a result of lower purchases of treasury stock, partially offset by the repayment of certain secured equipment loans in conjunction with the sale-leaseback of equipment.

In response to a claim by Motorola of infringement by VLSI of Motorola's patents, in April 1998 the Company concluded a multi-year patent license agreement with Motorola. The agreement provides that the Company will pay initial consideration valued at $8 million, in a combination of cash and stock, and will also pay a royalty through the term of the agreement in amounts not considered material to the results of any one quarter.

The Company has a committed credit agreement for $100.0 million, expiring in December 2000. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, additional equipment financings, operating leases and offerings of debt or equity securities.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Not applicable




                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is currently a party to various legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position of results of operations.


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - See Index to Exhibits on Page 16.

     (b) Reports on Form 8-K - On February 9, 1998, the Company filed a Form 8-K dated February 9, 1998, pursuant to Item 5 of instructions to Form 8-K, disclosing the effect of adoption of FAS 128, "Earnings per Share", on the Annual Report on Form 10-K for the fiscal year ended December 27, 1996 and the related restatement of earnings per share thereon, so that such information may be incorporated by reference into a Registration Statement on Form S-8. Restated selected financial data for fiscal years 1992, 1993, 1994, 1995 and 1996 and for the fiscal quarters of 1995, 1996 and 1997, and related disclosures prescribed by FAS 128, "Earnings per Share," were filed with such Form 8-K.








                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          VLSI TECHNOLOGY, INC.

                                               (Registrant)



Date:     May 6, 1998                     By:  /s/ Balakrishnan S. Iyer
      --------------------------               -------------------------------
                                               Balakrishnan S. Iyer
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)




Date:     May 6, 1998                     By:  /s/ Victor K. Lee
      --------------------------               -------------------------------
                                               Victor K. Lee
                                               Vice President and Controller
                                               (Principal Accounting Officer)






                             VLSI TECHNOLOGY, INC.

                               INDEX TO EXHIBITS


EXHIBIT
   NO.             DESCRIPTION
-------            -----------

  27.1       Financial Data Schedule