Form 10-Q
period 1998-06-26
VLSI TECHNOLOGY INC
filed 1998-08-06
CIK 704386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


Mark One:

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 26, 1998.
                                                           --------------

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

                            Yes  (X)       No  (  )

Shares outstanding of the Registrant's Common Stock as of June 26, 1998:

                                                                  46,475,408

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   VLSI TECHNOLOGY, INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - unaudited
                          (thousands, except per share amounts)

                                          Three Months Ended       Six Months Ended
                                          ------------------       ----------------
                                          June 26,   June 27,     June 26,   June 27,
                                            1998       1997         1998       1997
                                          --------   --------     --------   --------
Net revenues                              $137,811   $170,977     $279,097   $338,455
Cost of sales                               84,987     99,445      167,927    198,535
                                          --------   --------     --------   --------
Gross profit                                52,824     71,532      111,170    139,920
                                          --------   --------     --------   --------
Operating expenses:
   Research and development                 26,539     22,763       54,576     46,778
   Marketing, general and
      administrative                        22,553     28,388       48,850     55,629
                                          --------   --------     --------   --------
Operating income                             3,732     20,381        7,744     37,513

Interest and other income and
   expenses, net                             8,376      3,326       12,184      6,237
Interest expense                            (3,220)    (4,201)      (6,704)    (8,661)
                                          --------   --------     --------   --------
Income from continuing
   operations before
   provision for taxes on income             8,888     19,506       13,224     35,089
Provision for taxes on income                2,400      6,240        3,570     11,220
                                          --------   --------     --------   --------
Income from continuing operations            6,488     13,266        9,654     23,869
Loss from discontinued
   operation, net of taxes                       -       (933)           -     (2,550)
                                          --------   --------     --------   --------
Net income                                   6,488     12,333        9,654     21,319
                                          --------   --------     --------   --------
Other comprehensive income, net of tax:
   Unrealized gain (loss)on available-
      for-sale securities, net of
      reclassification adjustment           24,929         54       25,412        (38)
                                          --------   --------     --------   --------
Comprehensive income                      $ 31,417   $ 12,387     $ 35,066   $ 21,281
                                          ========   ========     ========   ========
Net income (loss) per share - Basic:
   Continuing operations                  $   0.14   $   0.29     $   0.21   $   0.52
   Discontinued operation                        -      (0.02)           -      (0.06)
                                          --------   --------     --------   --------
   Total                                  $   0.14   $   0.27     $   0.21   $   0.46
                                          ========   ========     ========   ========
Net income (loss) per share - Diluted:
   Continuing operations                  $   0.14   $   0.28     $   0.20   $   0.49
   Discontinued operation                        -      (0.02)           -      (0.05)
                                          --------   --------     --------   --------
   Total                                  $   0.14   $   0.26     $   0.20   $   0.44
                                          ========   ========     ========   ========
Weighted-average common
   shares outstanding - Basic               46,109     46,124       45,928     46,311
                                          ========   ========     ========   ========
Weighted-average common
   shares outstanding and
   assumed conversions - Diluted            47,357     48,146       47,442     48,158
                                          ========   ========     ========   ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                     VLSI TECHNOLOGY, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited
                      (thousands, except per share amounts)
                                                  June 26,    December 26,
                                                   1998           1997
                                                 ---------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                      $181,936        $193,899
   Marketable securities                           136,710          89,585
   Accounts receivable, net of allowance
      for doubtful accounts and customer
      returns of $1,800
      ($2,000 at December 26, 1997)                 88,596         110,869
   Inventories:
      Raw materials                                  2,070           2,565
      Work-in-process                               31,932          40,796
      Finished goods                                11,274           8,514
                                                  --------        --------
Total inventories                                   45,276          51,875

Deferred and refundable income taxes                69,156          82,870
Prepaid expenses and other current assets	           7,755           4,779
                                                  --------        --------
      Total current assets                         529,429         533,877

Property, plant and equipment, at cost             810,435         777,316
Accumulated depreciation and amortization         (420,124)       (396,412)
                                                  --------        --------
   Net property, plant and equipment               390,311         380,904

Other assets                                         9,178           7,297
                                                  --------        --------
TOTAL ASSETS                                      $928,918        $922,078
                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $ 53,578        $ 57,469
   Accrued compensation and benefits                29,046          31,091
   Income taxes                                     15,107          11,436
   Patent matters                                   13,958          23,738
   Other accrued liabilities                        40,570          59,620
   Current portion of long-term debt                     -           2,874
                                                  --------        --------
      Total current liabilities                    152,259         186,228

Long-term debt                                     172,500         182,039
Other long-term obligations                         30,131          24,960
Deferred income taxes                               12,456          12,456

Stockholders' equity:
   Preferred Shares, $.01 per value                      -               -
   Common Shares, $.01 par value                       473             473
   Treasury Common Shares, at cost                 (17,344)        (32,653)
   Additional paid-in capital                      454,341         459,539
   Retained earnings                               101,054          91,400
   Accumulated other comprehensive income           23,048          (2,364)
                                                  --------        --------
        Total stockholders' equity                 561,572         516,395
                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $928,918        $922,078
                                                  ========        ========

See accompanying Notes to Consolidated Condensed Financial Statements.


                              VLSI TECHNOLOGY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                        (thousands)
                                                                 Six Months Ended
                                                           ---------------------------
                                                            June 26,        June 27,
                                                              1998            1997
                                                            --------        --------
                                                           Increase (decrease) in cash
                                                           and cash equivalents
Operating activities:
 Net income                                                 $  9,654        $ 21,319
 Adjustments to reconcile net income
  to cash generated by operations:
   Depreciation and amortization                              50,819          54,750
   Gain on sale of marketable securities                      (4,664)              -
   Deferred income taxes                                         807          10,606
   Changes in operating assets and liabilities:
    Accounts receivable                                       22,273            (226)
    Inventories                                                6,599           2,378
    Accounts payable, income taxes payable and
     accrued liabilities                                     (35,607)         (8,064)
    Other                                                     (5,165)         (2,674)
                                                            --------        --------
 Cash generated by operations                                 44,716          78,089
                                                            --------        --------
Investing activities:
 Purchases of marketable securities                         (129,052)       (135,799)
 Proceeds from sale of marketable securities                   7,923               -
 Proceeds from maturities of marketable securities           119,909         107,890
 Purchases of property, plant and equipment                  (63,366)        (44,757)
 Sale of property, plant and equipment                        16,361               -
                                                            --------        --------
  Net cash flow used for investing activities                (48,225)        (72,666)
                                                            --------        --------
Financing activities:
 Payments on debt and capital lease obligations              (13,575)         (4,340)
 Repurchase Treasury Shares                                   (4,564)        (17,015)
 Issuance of Common and Treasury Shares, net                   9,685           8,526
                                                            --------        --------
  Net cash flow used for financing activities                 (8,454)        (12,829)
                                                            --------        --------

Net decrease in cash and cash equivalents                    (11,963)         (7,406)
Cash and cash equivalents, beginning of period               193,899         139,074
                                                            --------        --------
Cash and cash equivalents, end of period                    $181,936        $131,668
                                                            ========        ========
Supplemental disclosures:
  Cash outflows for property, plant and equipment           $ 63,366        $ 44,757
  Change in accrued capital acquisitions                       9,463             700
                                                            --------        --------
   Property, plant and equipment additions                  $ 72,829        $ 45,457
                                                            ========        ========
Interest paid                                               $  8,149        $ 10,294
                                                            ========        ========
Income taxes paid, net                                      $  2,022        $  4,795
                                                            ========        ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI  TECHNOLOGY, INC.

             NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS

1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the fiscal year ended December 26, 1997 (the 1997 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1997 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. Certain prior year second quarter and six-month period amounts reported have been reclassified to reflect the sale of a subsidiary, as discussed in the 1997 Annual Report. The results for the second quarter and six months ended June 26, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 1998.

2.	ARM Holdings PLC (ARM) made an initial public offering (IPO) of its common stock in April 1998. As an early stage investor in ARM, the Company's investment equated to 2.5 million shares at the time of the IPO, and the Company participated in the IPO by selling approximately 20% of such shares.
The Company's historical cost basis and carrying value of the ARM shares was not significant. As a result of the ARM IPO, VLSI realized a gain of almost
$4.7 million during the quarter ended June 26, 1998, which is included in interest and other income and expenses, net. Under the provisions of the IPO, the Company is precluded from selling its remaining investment in ARM until October 1998.

3. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) was effective beginning with the Company's 1998 first fiscal quarter. FAS 130 requires comprehensive income be reported with the same prominence as other financial statements. As such, the Company has included these amounts on the face of the income statement.

Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for VLSI is comprised of changes in unrealized gains or losses on available-for-sale securities, net of tax.

Accumulated other comprehensive income and changes thereto in 1998 consist of (thousands):

   Accumulated other comprehensive income at
      December 26, 1997 (unrealized loss on available-
      for-sale securities, net of tax of $1,477)               $(2,364)

   Change for the six months ended June 26, 1998:
      Unrealized gain on available-for-sale securities          40,415
      Tax effect on unrealized gain                            (15,554)

   Reclassification adjustment for recovered losses
      included in net income for the six-month period,
      net of tax of $344                                           551
                                                               -------
   Accumulated other comprehensive income at
      June 26, 1998 (unrealized gain on
      available-for-sale securities, net of tax)               $23,048
                                                               =======

The $38,000 unrealized loss for the six months ended June 27, 1997 is net of tax benefit of $24,000.


4. Prior year's second quarter and six-month period net income per share figures have been restated as required by FAS 128. Net income per share, Basic and Diluted, is as follows:

                                       Three Months Ended    Six Months Ended
                                       ------------------    ----------------
                                       June 26,  June 27,   June 26,  June 27,
                                         1998      1997      1998      1997
                                       --------  --------   --------  --------
                                        (thousands, except per share amounts)

   Net income (loss):
      Continuing operations            $ 6,488   $13,266    $ 9,654   $23,869
      Discontinued operation                -       (933)         -    (2,550)
                                       -------   -------    -------   -------
      Total                            $ 6,488   $12,333    $ 9,654   $21,319
                                       =======   =======    =======   =======

   Weighted-average common shares
      - Basic                           46,109    46,124     45,928    46,311
   Dilutive options                      1,248     2,022      1,514     1,847
                                       -------   -------    -------   -------
   Adjusted weighted-average
      common shares and assumed
      conversions - Diluted             47,357    48,146     47,442    48,158
                                       =======   =======    =======   =======
   Net income (loss) per share
      - Basic:
      Continuing operations               0.14      0.29       0.21      0.52
      Discontinued operation                 -     (0.02)         -     (0.06)
                                       -------   -------    -------   -------
      Total                            $  0.14   $  0.27    $  0.21   $  0.46
                                       =======   =======    =======   =======
   Net income (loss) per share
      - Diluted:
      Continuing operations               0.14      0.28       0.20      0.49
      Discontinued operation                 -     (0.02)         -     (0.05)
                                       -------   -------    -------   -------
      Total                            $  0.14   $  0.26    $  0.20   $  0.44
                                       =======   =======    =======   =======

   The effect of convertible debt is excluded in all periods from income available to shareholders and adjusted weighted-average common shares because they would have been antidilutive. The following amounts have been excluded:

                                       Three Months Ended    Six Months Ended
                                       ------------------    ----------------
                                       June 26,  June 27,   June 26,  June 27,
                                         1998      1997       1998      1997
                                       --------  --------   --------  --------
                                                     (thousands)

   Income available to shareholders,
   net of tax                          $ 2,597   $ 2,420    $ 5,194   $ 4,839
                                       =======   =======    =======   =======
   Potentially dilutive shares           3,148     3,148      3,148     3,148
                                       =======   =======    =======   =======

5. Marketable securities are liquid investments with original maturities greater than 90 days. The Company classifies these investments as available-for-sale and records the unrealized gains and losses in a separate component of equity as accumulated other comprehensive income, as well as reporting the changes in such balances on the face of the income statement as other comprehensive income.

6. In January 1996, the Board of Directors (Board) authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue these shares at any later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. During the first six months of 1998, the Company repurchased 240,000 shares at an average per share price of $19.01. The Company may, from time to time, continue to repurchase additional shares.

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

	In response to a claim by Motorola of infringement by VLSI of Motorola's patents, in April 1998 the Company concluded a multi-year patent license agreement with Motorola. Under the agreement, the Company paid initial consideration valued at $8 million, in a combination of cash and restricted stock. Further, the Company has a royalty obligation through the term of the agreement in amounts not considered material to the results of any one quarter. The Company had previously made sufficient reserves regarding this matter.

8. On May 14, 1998, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock by 100,000,000 shares and to eliminate the Series B and Junior Common Stock, none of which was outstanding. The new number of shares which the Company has the authority to issue is 202,000,000, of which 200,000,000 shall be Common Shares and 2,000,000 shall be Preferred Shares. Par value continues at $.01 per each share, common or preferred.

9. On July 15, 1998, VLSI announced a reduction in force of approximately 190 positions. Certain dispersed manufacturing functions are to be consolidated during the third quarter of 1998 and certain general and administrative activities are to be re-sized. As a result of this action, the Company currently anticipates a special charge of $5 million to $7 million will be incurred against operating income in the third quarter of 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the 1997 Annual Report, inclusive of the MDA therein.

This MDA contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including the risk factors set forth herein and in the 1997 Annual Report. Statements made herein are as of the date of filing of this quarterly report with the Securities and Exchange Commission. The Company disclaims any obligation to update the contents of those statements subsequent to the filing of this Form 10-Q, except as may be required by law.

The following table summarizes the Company's operating results for the quarter and six months ended June 26, 1998 as compared to the quarter and six months ended June 27, 1997 (dollars are in thousands and percentages are expressed as a percentage of net revenues):

                                  Quarter Ended June                   Six Months Ended June
                          ----------------------------------    ----------------------------------
                                1998              1997                1998              1997
                          ----------------  ----------------    ----------------  ----------------
Net revenues              $137,811  100.0%  $170,977  100.0%    $279,097  100.0%  $338,455  100.0%

Gross profit                52,824   38.3     71,532   41.8      111,170   39.8    139,920   41.3

Research & development      26,539   19.3     22,763   13.3       54,576   19.6     46,778   13.8

Marketing, general and
   administrative           22,553   16.4     28,388   16.6       48,850   17.5     55,629   16.4

Operating income             3,732    2.7     20,381   11.9        7,744    2.8     37,513   11.1

Interest and other income
   (expense), net            5,156    3.7       (875)  (0.5)       5,480    2.0     (2,424)  (0.7)

Net income from
   continuing operations     6,488    4.7     13,266    7.8        9,654    3.5     23,869    7.1

Net income                $  6,488    4.7%  $ 12,333    7.2%       9,654    3.5%  $ 21,319    6.3%

Net income was $6.5 million and $9.7 million in the second quarter and first six months of 1998, compared to net income of $12.3 million and $21.3 million in the second quarter and first six months of 1997. These decreases primarily reflect decreased net revenues, offset in part by the gain on sale of ARM securities in the second quarter of 1998, as discussed later in this section.

Net revenues in the second quarter and first six months of 1998 decreased 19.4% and 17.5% from the comparable 1997 periods. These decreases are primarily due to lower sales of the Company's communications and computing products, reflecting business uncertainties in the Asia-Pacific region, and residual inventory adjustments at a range of customers.

International net revenues (including export sales) declined faster than domestic net revenues, decreasing as a percentage of net revenues to 41.9% and 48.6% of net revenues in the second quarter and first six months of 1998 compared to 51.6% and 52.2% in the second quarter and first six months of 1997. The decreases are a result of a decline in net revenue in Europe, primarily in communications products with world-wide customers, including some of which have been affected by the changes in the Asia-Pacific region.

Gross profit margins decreased to 38.3% and 39.8% in the second quarter and first six months of 1998 from 41.8% and 41.3% for the comparable 1997 periods, due to the impact of the lower sales volume resulting in under-utilization of fabrication capacity and related fixed costs not being fully absorbed. The effect of under-utilization was partially offset by lower costs due to expense reduction measures taken during the second quarter.

Research and development expenditures increased by $3.8 million and $7.8 million in the second quarter and first six months of 1998 compared to the same 1997 periods. These increases reflect the Company's continuing investment in new technologies and products. The increase in research and development expenditures, combined with lower net revenues, resulted in research and development expenditures increasing as a percentage of net revenues to 19.3% and 19.6% in the second quarter and first six months of 1998 from 13.3% and 13.8% in the same 1997 periods.

Marketing, general and administrative expenses for the second quarter and first six months of 1998 decreased by $5.8 million and $6.8 million from the second quarter and the first six months of the prior year reflecting the Company's cost control efforts, commensurate with current revenue levels. As a percentage of net revenues, these expenses decreased to 16.4% from 16.6% when comparing the second quarters, but increased to 17.5% from 16.4% for the first six months of 1998 compared to 1997.

Interest and other income (expense), net was income of $5.2 million and $5.5 million in the second quarter and first six months of the current year as compared to expense of $0.9 million and $2.4 million in the same periods a year ago. These improvements primarily reflect a gain of almost $4.7 million on the sale of ARM securities in their April IPO. Additionally, the recent retirement of equipment loans resulted in interest savings, while the higher cash and marketable securities balances yielded higher interest income.

The Company's tax rate was 27% in the second quarter and first six months of 1998 and 32% in each of these periods in 1997. The decrease is the result of a larger proportion of total pre-tax income being earned in lower tax-rate jurisdictions.


SUBSEQUENT EVENT

Conditions in the semiconductor industry continue to deteriorate. Before the start of the year, the Semiconductor Industry Association (SIA) estimated that world-wide semiconductor revenues for 1998 would grow approximately 17% from previous year's levels. The June 1998 SIA outlook calls for such revenues to decline approximately 2% from 1997 levels.

On July 15, 1998, VLSI announced a reduction in force of approximately 190 positions. Certain dispersed manufacturing functions are to be consolidated during the third quarter of 1998, and certain general and administrative activities are to be re-sized. As a result of this action, the Company currently anticipates that a special charge of $5 million to $7 million will be incurred against operating income in the third quarter of 1998. The Company anticipates some ongoing cost savings to be realized from this action during the third quarter of 1998 with further such savings in the fourth quarter of 1998 and following quarters. If business conditions significantly deteriorate, additional actions, which might include lay-offs, together with their corresponding special charges, may occur in future periods and would have an adverse effect on results of operations.


FACTORS AFFECTING FUTURE RESULTS

The Company's business is subject to numerous risks, any one of which, alone or in combination, could have a material adverse effect on future results of operations. Some of these factors are:

The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenue or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate adverse impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

During the first six months of 1998 and 1997, the Company's top 20 customers represented approximately three-quarters of the Company's net revenues. During 1996 and 1995, the Company's top 20 customers represented approximately two-thirds of net revenues. The Company's largest customer, Ericsson, accounted for just over 25% of net revenues for each of the first six months of 1998 and 1997 while approximating 29% of net revenues for all of 1997. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations.

The Company has a high concentration of sales to the communications and consumer digital entertainment markets. Such markets are rapidly evolving and are characterized by intense competition among suppliers of integrated circuits, many of whom have substantially greater experience and resources than the Company. If the Company, due to competition or other factors, is unable to capture and maintain significant market share in these areas, there could be a material adverse effect on the Company's results of operations. Since 1996, the Company has had a significant focus on the communications and consumer digital entertainment markets. As a result, the Company's revenues have followed a seasonal pattern, generally showing growth in the second half of the year, reflecting the buying pattern of customers in these markets.

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

At June 26, 1998, total cash, cash equivalents and marketable securities increased $35.2 million from the 1997 fiscal year-end balance. As of June 26, 1998, the fair market value gain adjustment included in marketable securities was $37.5 million. Working capital increased to $377.2 million at June 26, 1998 compared to $347.6 million at December 26, 1997.

During the six months ended June 26, 1998, the Company generated $44.7 million of cash from operations, a 42.8% decrease from the $78.1 million of cash generated for the six months ended June 27, 1997. A decrease in net revenues in 1998 resulted in less net income and related deferred taxes, offset by a reduction in accounts receivable. The 1998 gain on sale of marketable securities reflects the sale of ARM securities in connection with their IPO. Inventories were reduced to lower levels in 1998 to reflect recent lower net revenues. Accounts payable, income taxes payable and accrued liabilities at June 26, 1998 decreased by $35.6 million from December 26, 1997 compared to a decrease of $8.1 million for the first six months of 1997. The larger decrease in 1998 primarily reflects consideration paid in relation to the Motorola settlement, as discussed in footnote 7, and payments of larger prior fiscal year-end balances due in the first six months of the year, as well as the effects of the Company's cost reduction programs.

Cash used for investing activities was $48.2 million for the six months ended June 26, 1998, as compared to $72.7 million for the six months ended June 27, 1997. Marketable securities' transactions, including the sale of ARM securities, resulted in decreased cash outflow of $26.7 million in 1998 from 1997 levels. VLSI invested $63.4 million in property, plant and equipment during the first six months of 1998 compared to $44.8 million in the comparable 1997 period, and sold an additional $16.4 million of equipment in connection with sale-leaseback transactions. VLSI currently estimates that total capital expenditures for 1998 will be approximately $150 million. These expenditures are anticipated to be used for converting from six-inch to eight-inch wafer technology at the San Antonio fabrication facility, sub-micron wafer fabrication capability, EDA tools deployment and other equipment upgrades. The Company expects to utilize primarily existing cash balances and cash from operations for its 1998 capital expenditures.

Cash used for financing activities was $8.5 million in the first six months of 1998 compared to $12.8 million in the same 1997 period. The decrease is a result of lower purchases of treasury stock, partially offset by the repayment of certain secured equipment loans in conjunction with the sale-leaseback of equipment.

On July 15, 1998, VLSI announced a reduction in force of approximately 190 positions. Certain dispersed manufacturing functions are to be consolidated during the third quarter of 1998, as well as resizing certain general and administrative activities. As a result of this action, the Company currently anticipates a special charge of $5 million to $7 million will be incurred against operating income in the third quarter of 1998. VLSI expects to pay for the special charge utilizing available cash.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is currently a party to various legal actions arising out of the normal course of business, none of which are expected to have a material adverse effect on the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Annual Meeting of Stockholders of the Company was held on May 14, 1998 (the Meeting).

     (b) The following directors were elected at the Meeting:

             Richard M. Beyer
             Pierre S. Bonelli
             Robert P. Dilworth
             William G. Howard, Jr.
             Paul R. Low
             Alfred J. Stein
             Horace H. Tsiang

     (c) The results of the vote on the matters voted upon at the Meeting are:

         (i)        Nominee                For             Withheld
             ---------------------      ----------         --------
             Richard M. Beyer           41,621,012          313,874
             Pierre S. Bonelli          41,567,053          367,833
             Robert P. Dilworth         41,603,357          331,529
             William G. Howard, Jr.     41,620,738          314,148
             Paul R. Low                41,618,399          316,487
             Alfred J. Stein            41,567,298          367,588
             Horace H. Tsiang           41,607,641          327,245

                                                                        Broker
                                        For       Against    Abstain   Non Vote
                                    ----------   ---------   -------  ----------
        (ii) Approval of an amendment
             to the Company's
             Certificate of
             Incorporation          39,042,790   2,473,763   152,052     266,281

       (iii) Approval of an amendment
             to the Company's
             Employee Stock
             Purchase Plan          29,297,816   1,934,364   179,276  10,523,430

        (iv) Approval of an amendment
             to the Company's
             1992 Stock Plan        11,452,689  19,775,987   182,780  10,523,430

         (v) Approval of an amendment
             to the Company's
             1986 Directors'
             Stock Option           15,311,955  15,885,806   213,695  10,523,430

        (vi) Appointment of the selection
             of Ernst & Young as
             independent auditors
             for the 1998
             fiscal year            41,750,079      96,638    88,169        -

     The foregoing matters are described in more detail in the Registrant's definitive proxy statement dated April 6, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - See Index to Exhibits on Page 17

     (b) Reports on Form 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          VLSI TECHNOLOGY, INC.

                                               (Registrant)



Date:     August 6, 1998                  By:  /s/ Balakrishnan S. Iyer
      --------------------------               -------------------------------
                                               Balakrishnan S. Iyer
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Principal Financial Officer)




Date:     August 6, 1998                  By:  /s/ Victor K. Lee
      --------------------------               -------------------------------
                                               Victor K. Lee
                                               Vice President and Controller
                                               (Principal Accounting Officer)

                              VLSI TECHNOLOGY, INC.

                               INDEX TO EXHIBITS


EXHIBIT
   NO.             DESCRIPTION
-------            -----------

  10.49 Employment Agreement between the Company and Alfred J. Stein dated July 8, 1998.

  27         Financial Data Schedule