Form 10-Q
period 1998-09-25
VLSI TECHNOLOGY INC
filed 1998-11-03
CIK 704386

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


Mark One:

  [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 25, 1998.
                                                           ------------------

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

                            Yes  (X)       No  (  )

Shares outstanding of the Registrant's Common Stock as of September 25, 1998:

                                                                  45,701,934




                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   VLSI TECHNOLOGY, INC.

     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - unaudited
                          (thousands, except per share amounts)
                                          Three Months Ended       Nine Months Ended
                                          ------------------       -----------------
                                         Sept. 25,   Sept. 26,    Sept. 25,  Sept. 26,
                                            1998        1997         1998       1997
                                         ---------   ---------    ---------  ---------
Net revenues                              $130,838   $181,181     $409,935   $519,636
Cost of sales                               80,494    100,241      248,421    298,776
                                          --------   --------     --------   --------
Gross profit                                50,344     80,940      161,514    220,860
                                          --------   --------     --------   --------
Operating expenses:
   Research and development                 26,473     24,831       81,049     71,609
   Marketing, general and
      administrative                        23,055     28,891       71,905     84,520
   Special charge                            7,400          -        7,400          -
                                          --------   --------     --------   --------
Operating income (loss)                     (6,584)    27,218        1,160     64,731

Interest and other income and
   expenses, net                             4,423      3,423       16,607      9,660
Interest expense                            (2,714)    (4,563)      (9,418)   (13,224)
                                          --------   --------     --------   --------
Income (loss) from continuing
   operations before provision
   (benefit) for taxes on income (loss)     (4,875)    26,078        8,349     61,167
Provision (benefit) for taxes on
   income (loss)                            (1,320)     5,295        2,250     16,515
                                          --------   --------     --------   --------
Income (loss) from continuing operations    (3,555)    20,783        6,099     44,652
Loss from discontinued
   operation, net of taxes                       -          -            -     (2,550)
Gain on disposal, net of taxes                   -      7,723            -      7,723
                                          --------   --------     --------   --------
Net income (loss)                           (3,555)    28,506        6,099     49,825
                                          --------   --------     --------   --------
Other comprehensive income (loss),
   net of tax:
   Unrealized gain (loss)on available-
      for-sale securities, net of
      reclassification adjustment           (5,671)        39       19,741        (22)
                                          --------   --------     --------   --------
Comprehensive income (loss)               $ (9,226)  $ 28,545     $ 25,840   $ 49,803
                                          ========   ========     ========   ========
Net income (loss) per share - Basic:
   Continuing operations                  $  (0.08)  $   0.45     $   0.13  $    0.96
   Discontinued operation                        -       0.16            -       0.11
                                          --------   --------     --------   --------
   Total                                  $  (0.08)  $   0.61     $   0.13   $   1.07
                                          ========   ========     ========   ========
Net income (loss) per share - Diluted:
   Continuing operations                  $  (0.08)  $   0.42     $   0.13   $   0.92
   Discontinued operation                        -       0.15            -       0.10
                                          --------   --------     --------   --------
   Total                                  $  (0.08)  $   0.57     $   0.13   $   1.02
                                          ========   ========     ========   ========
Weighted-average common
   shares outstanding - Basic               46,378     46,629       46,078     46,417
                                          ========   ========     ========   ========
Weighted-average common
   shares outstanding and
   assumed conversions - Diluted            46,378     49,894       47,215     48,672
                                          ========   ========     ========   ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                  VLSI TECHNOLOGY, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited
                      (thousands, except per share amounts)

                                               September 25,    December 26,
                                                   1998            1997
                                               ------------     -----------
ASSETS

Current assets:
   Cash and cash equivalents                      $103,066        $193,899
   Marketable securities                           186,488          89,585
   Accounts receivable, net of allowance
      for doubtful accounts and customer
      returns of $1,800
      ($2,000 at December 26, 1997)                 89,987         110,869
   Inventories:
      Raw materials                                    999           2,565
      Work-in-process                               32,488          40,796
      Finished goods                                12,006           8,514
                                                  --------        --------
Total inventories                                   45,493          51,875

Deferred and refundable income taxes                75,810          82,870
Prepaid expenses and other current assets            6,349           4,779
                                                  --------        --------
      Total current assets                         507,193         533,877

Property, plant and equipment, at cost             835,359         777,316
Accumulated depreciation and amortization         (445,168)       (396,412)
                                                  --------        --------
   Net property, plant and equipment               390,191         380,904

Other assets                                         9,583           7,297
                                                  --------        --------
TOTAL ASSETS                                      $906,967        $922,078
                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $ 57,414        $ 57,469
   Accrued compensation and benefits                32,753          31,091
   Income taxes                                     14,188          11,436
   Patent matters                                   13,916          23,738
   Other accrued liabilities                        39,119          59,620
   Current portion of long-term debt                     -           2,874
                                                  --------        --------
      Total current liabilities                    157,390         186,228

Long-term debt                                     165,808         182,039
Other long-term obligations                         23,770          24,960
Deferred income taxes                               13,680          12,456

Stockholders' equity:
   Preferred Shares, $.01 per value                      -               -
   Common Shares, $.01 par value                       473             473
   Treasury Common Shares, at cost                 (23,390)        (32,653)
   Additional paid-in capital                      454,360         459,539
   Retained earnings                                97,499          91,400
   Accumulated other comprehensive income           17,377          (2,364)
                                                  --------        --------
        Total stockholders' equity                 546,319         516,395
                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $906,967        $922,078
                                                  ========        ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                              VLSI TECHNOLOGY, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                        (thousands)
                                                                Nine Months Ended
                                                           ---------------------------
                                                            Sept. 25,       Sept. 26,
                                                              1998            1997
                                                            --------        --------
                                                           Increase (decrease) in cash
                                                           and cash equivalents
Operating activities:
 Net income                                                 $  6,099        $ 49,825
 Adjustments to reconcile net income
  to cash generated by operations:
   Depreciation and amortization                              76,570          83,120
   Special charge                                              7,400               -
   Gain on sale of marketable securities                      (4,664)              -
   Gain on repurchase of convertible notes                      (847)              -
   Gain on COMPASS sale, net of discontinued operation             -         (10,592)
   Deferred income taxes                                       1,210          (9,367)
   Changes in operating assets and liabilities:
    Accounts receivable                                       20,882          (6,293)
    Inventories                                                6,382             271
    Accounts payable, income taxes payable and
     accrued liabilities                                     (33,632)         13,398
    Other                                                     (4,722)         (3,359)
                                                            --------        --------
 Cash generated by operations                                 74,678         117,003
                                                            --------        --------
Investing activities:
 Purchases of marketable securities                         (258,440)       (183,024)
 Proceeds from sale of marketable securities                  24,587               -
 Proceeds from maturities of marketable securities           172,593         179,463
 Purchases of property, plant and equipment                 (111,500)        (62,758)
 Sale of property, plant and equipment                        27,674               -
 Proceeds from sale of COMPASS, net of cash sold                   -          25,516
                                                            --------        --------
  Net cash flow used for investing activities               (145,086)        (40,803)
                                                            --------        --------
Financing activities:
 Payments on debt and capital lease obligations              (13,799)        (11,053)
 Repurchase of convertible notes                              (5,720)              -
 Repurchase Treasury Shares                                  (11,956)        (17,015)
 Issuance of Common and Treasury Shares, net                  11,050          13,185
                                                            --------        --------
  Net cash flow used for financing activities                (20,425)        (14,883)
                                                            --------        --------

Net increase (decrease) in cash and cash equivalents         (90,833)         61,317
Cash and cash equivalents, beginning of period               193,899         139,074
                                                            --------        --------
Cash and cash equivalents, end of period                    $103,066        $200,391
                                                            ========        ========
Supplemental disclosures:
  Cash outflows for property, plant and equipment           $111,500        $ 62,758
  Change in accrued capital acquisitions                       1,061           3,531
                                                            --------        --------
   Property, plant and equipment additions                  $112,561        $ 66,289
                                                            ========        ========
Interest paid                                               $  8,604        $ 10,869
                                                            ========        ========
Income taxes paid, net                                      $  2,766        $  6,758
                                                            ========        ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI  TECHNOLOGY, INC.

             NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS


1. The accompanying interim consolidated condensed financial statements have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the fiscal year ended December 26, 1997 (the 1997 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1997 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. The results for the third quarter and nine months ended September 25, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 1998.

2. On July 15, 1998, VLSI announced a reduction in workforce of approximately 190 positions. Certain dispersed manufacturing functions are being consolidated and certain general and administrative activities are being re-sized in response to the current semiconductor slowdown and in order to fund future technology and product investments. As a result of this action, the Company recorded a special charge of $7.4 million against operating income in the third quarter of 1998. Of the $7.4 million, approximately
$6.3 million relates to severance costs and $1.1 million relates to certain asset writedowns. During the third quarter of 1998, the Company paid approximately $3.0 million in severance costs. The Company expects the remaining severance costs to be paid in the fourth quarter of 1998.

3.	ARM Holdings PLC (ARM) made an initial public offering (IPO) of its common stock in April 1998. As an early stage investor in ARM, the Company's investment equated to 2.5 million shares at the time of the IPO, and the Company participated in the IPO by selling approximately 20% of such shares. The Company's historical cost basis and carrying value of the ARM shares was not significant. As a result of the ARM IPO, VLSI realized a gain of almost $4.7 million during the quarter ended June 26, 1998, which is included in interest and other income and expenses, net. Under the provisions of the IPO, the Company was precluded from selling its remaining investment in ARM until October 1998.

4. In September 1997, the Company sold its software business, COMPASS Design Automation Inc. (COMPASS), to Avant! Corporation (Avant!). As a result, the Company recognized an after-tax gain of approximately $7.7 million in the third quarter of 1997 net of the after-tax loss from COMPASS for the quarter of $2.9 million. COMPASS revenues were $6.5 million for the three months ended September 26, 1997 and $28.2 million for the nine months ended September 26, 1997.

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

Accumulated other comprehensive income and changes thereto in 1998 consist of (thousands):

   Accumulated other comprehensive income at
      December 26, 1997 (unrealized loss on available-
      for-sale securities, net of tax of $1,477)               $(2,364)

   Change for the nine months ended September 25, 1998:
      Unrealized gain on available-for-sale securities          30,486
      Tax effect on unrealized gain                            (11,296)

   Reclassification adjustment for recovered losses
      included in net income for the nine-month period,
      net of tax of $344                                           551
                                                               -------
   Accumulated other comprehensive income at
      September 25, 1998 (unrealized gain on
      available-for-sale securities, net of tax)               $17,377
                                                               =======

The $22,000 unrealized loss for the nine months ended September 26, 1997 is net of tax benefit of $16,000.

7. Prior year's third quarter and nine-month period net income per share figures have been restated as required by FAS 128. Net income per share, Basic and Diluted, is as follows:

                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------
                                      Sept. 25, Sept. 26,  Sept. 25, Sept. 26,
                                        1998      1997        1998      1997
                                      --------  --------   --------  --------
                                        (thousands, except per share amounts)
   Net income (loss):
      Continuing operations            $(3,555)  $20,783    $ 6,099   $44,652
      Discontinued operation                -      7,723          -     5,173
                                       -------   -------    -------   -------
      Total                            $(3,555)  $28,506    $ 6,099   $49,825
                                       =======   =======    =======   =======

   Weighted-average common shares
      - Basic                           46,378    46,629     46,078    46,417
   Dilutive options                          -     3,265      1,137     2,255
                                       -------   -------    -------   -------
   Adjusted weighted-average
      common shares and assumed
      conversions - Diluted             46,378    49,894     47,215    48,672
                                       =======   =======    =======   =======
   Net income (loss) per share
      - Basic:
      Continuing operations              (0.08)     0.45       0.13      0.96
      Discontinued operation                 -      0.16         -       0.11
                                       -------   -------    -------   -------
      Total                            $ (0.08)  $  0.61    $  0.13   $  1.07
                                       =======   =======    =======   =======
   Net income (loss) per share
      - Diluted:
      Continuing operations              (0.08)     0.42       0.13      0.92
      Discontinued operation                 -      0.15          -      0.10
                                       -------   -------    -------   -------
      Total                            $ (0.08)  $  0.57    $  0.13   $  1.02
                                       =======   =======    =======   =======

   The effect of stock options is excluded from weighted-average common shares in the third quarter of 1998 and the effect of convertible debt is excluded in all periods from income available to shareholders and adjusted weighted-average common shares because they would have been antidilutive. The following amounts have been excluded:

                                       Three Months Ended   Nine Months Ended
                                       ------------------   ------------------
                                       Sept. 25, Sept. 26,  Sept. 25, Sept. 26,
                                         1998      1997       1998      1997
                                       --------  --------   --------  --------
                                                     (thousands)

   Income available to shareholders,
   net of tax                          $ 2,585   $ 2,846    $ 7,780   $ 7,792
                                       =======   =======    =======   =======
   Potentially dilutive shares           3,774     3,148      3,133     3,148
                                       =======   =======    =======   =======


8. In January 1996, the Board of Directors (Board) authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue these shares at any later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. During the first nine months of 1998, the Company repurchased 1.1 million shares at an average per share price of $11.12. The Company may, from time to time, continue to repurchase additional shares.

9.	The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions. Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations and may require material changes in production processes and products. The Company continually evaluates the adequacy of its reserves for asserted and unasserted patent matters. The reserve is based on the best available information at the time and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change at any given time.

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

10. On May 14, 1998, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock by 100,000,000 shares and to eliminate the Series B and Junior Common Stock, none of which were outstanding. The new number of shares that the Company has the authority to issue is 202,000,000, of which 200,000,000 shall be Common Shares and 2,000,000 shall be Preferred Shares. Par value continues at $.01 per each share, common or preferred.

11. In September and October 1998, the Company made available to all employees the choice to reprice previously granted options. Regranted options will retain their prior vesting schedule, but will not be exercisable for nine months from the date of regrant. Options to purchase approximately 6.8 million shares, at original prices ranging from $7.50 to $37.00 per share, were eligible to be regranted at the fair market value as of the effective dates of the repricings, which ranged from $7.38 to $7.50 per share.


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

The following table summarizes the Company's operating results for the quarter and nine months ended September 25, 1998 as compared to the quarter and nine months ended September 26, 1997 (dollars are in thousands and percentages are expressed as a percentage of net revenues):

                               Quarter Ended September             Nine Months Ended September
                         -----------------------------------    ----------------------------------
                               1998               1997                1998              1997
                         ----------------   ----------------    ----------------  ----------------
Net revenues             $130,838  100.0%   $181,181  100.0%    $409,935  100.0%  $519,636  100.0%

Gross profit               50,344   38.5      80,940   44.7      161,514   39.4    220,860   42.5

Research & development     26,473   20.2      24,831   13.7       81,049   19.8     71,609   13.8

Marketing, general and
   administrative          23,055   17.6      28,891   16.0       71,905   17.5     84,520   16.3

Special charge              7,400    5.7           -      -        7,400    1.8          -      -

Operating income (loss)    (6,584)  (5.0)     27,218   15.0        1,160    0.3     64,731   12.4

Interest and other income
   (expense), net           1,709    1.3      (1,140)  (0.6)       7,189    1.8     (3,564)  (0.7)

Income (loss) from
   continuing operations   (3,555)  (2.7)     20,783   11.5        6,099    1.5     44,652    8.6

Net income (loss)        $ (3,555)  (2.7)%  $ 28,506   15.7%       6,099    1.5%  $ 49,825    9.6%


Net loss was $3.6 million in the third quarter and net income was $6.1 million in the first nine months of 1998, compared to net income of $28.5 million and $49.8 million in the third quarter and first nine months of 1997. These decreases are primarily a result of a decrease in net revenues and the special charge of $7.4 million recorded in the third quarter of 1998. The decrease in net income in the first nine months of 1998 is partially offset by certain gains included in interest and other income (expense) as discussed later in this section.

Net revenues in the third quarter and first nine months of 1998 decreased
27.8% and 21.1% from the comparable 1997 periods. These decreases are due to both decreases in units shipped and declines in average sales prices, primarily in the Company's communications and consumer products. The decrease in units shipped reflects business uncertainties in the Asia-Pacific region, and residual inventory adjustments at a range of customers. The decrease in average sales prices is consistent with competitive pricing and reflects changes in the mix of the Company's products.

International net revenues (including export sales) decreased as a percentage of net revenues to 47.8% in the first nine months of 1998 compared to 49.5% in the first nine months of 1997. International net revenues decreased in dollar amount in the third quarter of 1998 compared to the third quarter of 1997, but increased as a percentage of revenue to 46.3% compared to 44.5% in the same periods. These decreases in net revenues are a result of a decline in net revenues in Europe, primarily in communications products with world-wide customers, including some of which have been affected by the changes in the Asia-Pacific region.

Gross profit margins decreased to 38.5% and 39.4% in the third quarter and first nine months of 1998 from 44.7% and 42.5% for the comparable 1997 periods, due to the lower sales volume, which resulted in under-utilization of fabrication capacity and related fixed costs not being fully absorbed. The effect of under-utilization was partially offset by lower costs due to expense reduction measures taken during the second and third quarters of 1998.

Research and development expenditures increased by $1.6 million and $9.4 million in the third quarter and first nine months of 1998 compared to the same 1997 periods. These increases reflect the Company's continuing investment in new technologies and products. The increase in research and development expenditures, combined with lower net revenues, resulted in research and development expenditures increasing as a percentage of net revenues to 20.2% and 19.8% in the third quarter and first nine months of 1998 from 13.7% and 13.8% in the same 1997 periods.

Marketing, general and administrative expenses for the third quarter and first nine months of 1998 decreased by $5.8 million and $12.6 million from the third quarter and the first nine months of the prior year reflecting the Company's cost control efforts, commensurate with current revenue levels. As a percentage of net revenues, these expenses increased to 17.6% and 17.5% in the third quarter and first nine months of 1998 from 16.0% and 16.3% for the comparable 1997 periods.

In the third quarter of 1998, VLSI reduced its workforce by approximately 190 positions. Certain dispersed manufacturing functions are being consolidated during 1998, and certain general and administrative activities are being re-sized in response to the current semiconductor slowdown and in order to fund future technology and product investments. As a result of this action, the Company recorded a special charge of $7.4 million against operating income in the third quarter of 1998. Of the $7.4 million, approximately $6.3 million relates to severance costs and $1.1 million relates to certain asset writedowns. During the third quarter of 1998 the Company paid approximately
$3.0 million in severance costs. The Company expects the remaining severance costs to be paid in the fourth quarter of 1998. If business conditions significantly deteriorate, additional actions, which might include further lay-offs, together with their corresponding special charges, may occur in future periods and would have an adverse effect on results of operations.

Interest and other income (expense), net was income of $1.7 million and $7.2 million in the third quarter and first nine months of the current year as compared to expense of $1.1 million and $3.6 million in the same periods a year ago. These improvements primarily reflect a gain of $0.8 million on the repurchase of $6.7 million face value of the Company's convertible notes in the third quarter of 1998 and a gain of almost $4.7 million on the sale of ARM securities in their April 1998 IPO. Interest expense for the third quarter and first nine months of 1998 decreased as compared to the comparable periods in 1997 due to retirement of equipment loans and increased capitalized interest.
Higher cash and marketable securities balances yielded higher interest income in the 1998 periods.

In September 1997, the Company sold its software business, COMPASS Design
Automation Inc. (COMPASS), to Avant! Corporation (Avant!).  As a result, the
Company recognized an after-tax gain of approximately $7.7 million in the third quarter of 1997 net of the after-tax loss from COMPASS for the quarter of $2.9 million. COMPASS revenues were $6.5 million for the three months ended
September 26, 1997 and $28.2 million for the nine months ended September 26, 1997.

In June 1998, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Implementation of FAS 133 is required for years beginning after June 15, 1999, but may be early adopted. Upon adoption, transition adjustments will be reported in net income or other comprehensive income, as appropriate, reflecting the effect of a change in accounting principle. The
Company has not determined whether to early adopt FAS 133 or whether adoption of this Statement may have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

During the first nine months of 1998 and 1997, the Company's top 20 customers represented approximately three-quarters of the Company's net revenues. During
1996 and 1995, the Company's top 20 customers represented approximately two-thirds of net revenues. The Company's largest customer, Ericsson, accounted for 28% of net revenues in the first nine months of 1998 while approximating
29% of net revenues for all of 1997. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations.

The Company has a high concentration of sales to the communications and consumer digital entertainment markets. Such markets are rapidly evolving and are characterized by intense competition among suppliers of integrated circuits, many of whom have substantially greater experience and resources than the Company. If the Company or its customers, due to competition or other factors, is unable to capture and maintain significant market share in these areas, there could be a material adverse effect on the Company's results of operations.

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

A factor affecting the Company's long-term growth is its ability to expand manufacturing capacity. To address these long-term capacity needs, in October
1997, the Company entered into an agreement with Wafer Technology (Malaysia)
Sdn Bhd, a Malaysian Company (WTM), whereby WTM would build a subcontract wafer fabrication facility in Malaysia as well as to mutually convert and operate the VLSI San Jose wafer fab facility as a prototype and development facility. Given the current semiconductor industry slowdown and the financial market condition in Malaysia, there can be no assurance that the project will be completed as planned. In the event this potential future capacity is not available to VLSI when needed and could not be substituted by alternate sources of supply, future growth could be impaired.

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

Semiconductor manufacturing also requires a constant upgrading of process technology to remain competitive. The Company is preparing for the conversion of its San Antonio facility from six-inch to eight-inch wafer capability in 1999. Any significant expansion or upgrade of semiconductor manufacturing capacity has attendant risks. Inefficiencies caused by the work associated with the modifications of the manufacturing facilities could adversely affect the Company's results of operations.

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

Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including management and technical and design personnel. During the third quarter of 1998, the Company's President and Chief Financial Officer left the Company. The Company is currently in the process of filling open positions in the senior management and engineering arenas. Delays in replacing senior management may adversely effect implementation of the Company's strategic plans. Any significant delays in filling technical positions will lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products.

Other factors that may adversely affect the Company's future results include natural disasters and environmental and other governmental regulations. See
"Management's Discussion and Analysis of Financial Condition and Results of
Operations - Factors Affecting Future Results" in Item 7 of Part II of the
1997 Annual Report on Form 10-K.


YEAR 2000 & EURO

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year, thus rendering them incapable of properly managing and manipulating data that includes both 20th and 21st century dates (Year 2000 Compliant). In connection with a normal plan of upgrading its computer resources, the Company is currently installing various new internal information systems in connection with operating its business. The vendors of these systems have represented that these systems are Year 2000 Compliant. The Company has completed the assessment and analysis of its central information technology systems and has completed the assessment of its manufacturing equipment. The analysis of the Company's manufacturing equipment is expected to be completed by the end of 1998. The
Company believes that its central information technology systems are Year 2000
Compliant and that its manufacturing equipment will be determined Year 2000
Compliant. The Company is also in the process of determining what other changes to its other information systems are necessary in order to make them
Year 2000 Compliant. While the Company currently expects that the Year 2000 will not pose significant internal operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems, could have a material adverse effect on the Company's results of operations.

The Company is assessing its products to ensure that they are Year 2000
Compliant. To date, the ongoing assessment has revealed that the majority of the Company's products do not have a date feature or functionality. The
Company anticipates completing this product assessment and analysis by the end of 1998, and will notify its customers of its findings by mail and by posting this information on the Company's web site. The inability of Company products to properly manage and manipulate data in the Year 2000 could result in a material adverse impact on the Company, including increased warranty costs, customer satisfaction issues and potential lawsuits.

The Company has prepared and sent surveys to its critical suppliers and vendors to determine the extent to which the Company's capabilities are vulnerable to failure by those third parties to remediate their own Year 2000 issues. The Company is currently receiving responses to those surveys and anticipates that the analysis of this information will be completed by March
30, 1999. The Company will proceed with further analysis or testing of its vendors' systems as needed. However, there is no guarantee that the systems and products of other companies on which the Company relies will be timely converted or that they will not have a material adverse impact on the Company.

The Company is in the process of developing a contingency plan. This plan is expected to be in place in the first half of 1999. The inability of the Company to develop and implement a contingency plan could result in a material adverse impact on the Company.

The Company currently estimates that total Year 2000 costs will be less than $5 million. Accordingly, the Company believes it has sufficient resources for the Year 2000 project from currently available cash, cash equivalents, liquid investments, cash flow expected from operations and/or borrowings under the committed credit agreement. The cost estimate is based on the current assessment of the Company's Year 2000 readiness needs and is subject to change.

Effective January 1, 1999 eleven countries in Europe will begin the process of converting their sovereign currencies into one uniform currency, the EURO. As of January 1, 1999 these countries will adopt the EURO as their legal currency with an aim to completely eliminate the sovereign currencies by July 1, 2002.
The Company believes this change will not materially affect its business, information systems or consolidated financial position, results of operations or cash flows.


LIQUIDITY AND CAPITAL RESOURCES

VLSI generates cash from operations, debt and equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering, the repurchase of Company debt and equity securities and payments of debt and lease obligations.

At September 25, 1998, total cash, cash equivalents and marketable securities increased $6.1 million from the 1997 fiscal year-end balance. As of September
25, 1998, the fair market value gain adjustment included in marketable securities was $27.6 million. Working capital increased to $349.8 million at September 25, 1998 compared to $347.6 million at December 26, 1997.

During the nine months ended September 25, 1998, the Company generated $74.7 million of cash from operations, a 36.2% decrease from the $117.0 million of cash generated from operations for the nine months ended September 26, 1997. A decrease in net revenues in 1998 resulted in less net income, offset by a reduction in accounts receivable and the $7.4 million special charge recorded in the third quarter of 1998 (as previously discussed under "Results of Operations" above). The 1998 gain on sale of marketable securities reflects the sale of ARM securities in connection with their IPO. Inventories were reduced to lower levels in 1998 to reflect recent lower net revenues. Accounts payable, income taxes payable and accrued liabilities at September 25, 1998 decreased by $33.7 million from December 26, 1997 compared to an increase of $13.4 million for the first nine months of 1997. The change to a decrease in 1998 primarily reflects consideration paid in relation to the Motorola settlement, as discussed in footnote 9, and the effects of the Company's cost reduction programs.

Cash used for investing activities was $145.1 million for the nine months ended September 25, 1998, as compared to $40.8 million for the nine months ended September 26, 1997. Marketable securities transactions resulted in increased cash outflow of $57.7 million in 1998 from 1997 levels as more of the Company's cash is in marketable securities. VLSI invested $112.6 million in property, plant and equipment during the first nine months of 1998 compared to $66.3 million in the comparable 1997 period, and sold an additional $27.7 million of equipment in connection with sale-leaseback transactions. VLSI currently estimates that total capital expenditures for 1998 will be approximately $150 million. These expenditures are being used to expand deep sub-micron wafer fabrication capability at the San Antonio facility, implement the San Jose facility's eight-inch prototype line, deploy EDA tools, prepare to convert the San Antonio facility from six-inch to eight-inch wafer technology and upgrade other equipment.

Cash used for financing activities was $20.4 million in the first nine months of 1998 compared to $14.9 million in the same 1997 period. The increase is primarily a result of the repurchase of the Company's convertible notes and the repayment of certain secured equipment loans in conjunction with the sale-leaseback of equipment.

At September 25, 1998 the Company has an unutilized committed bank line of credit of $100.0 million, expiring in December 2000. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, additional equipment financings, operating leases and offerings of debt or equity securities.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 31, 1998, Lemelson Medical Education & Research Foundation, Limited
Partnership ("Lemelson") filed a complaint in the United States District Court for the District of Arizona alleging that the Company, along with twenty-five other semiconductor companies, infringes sixteen U.S. patents owned by Lemelson and relating to the manufacture of semiconductor devices. Lemelson seeks a judgment against the defendants of willful infringement, injunctive relief, trebled actual damages and attorneys' fees. The Company has yet to be served by Lemelson and therefore no answer to the complaint is required at this time. Should the Company eventually be served, it believes it has meritorious defenses and will defend the case vigorously.

The Company is also currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material adverse effect on the Company's financial position or results of operations.

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



                                          VLSI TECHNOLOGY, INC.

                                               (Registrant)



Date:     November 4, 1998                By:  /s/ Victor K. Lee
      --------------------------               -------------------------------
                                               Victor K. Lee
                                               Vice President and Controller
                                               (Principal Accounting Officer)




                              VLSI TECHNOLOGY, INC.

                               INDEX TO EXHIBITS


EXHIBIT
   NO.             DESCRIPTION
-------            -----------

10.50     Employment Agreement between Alfred J. Stein and the
          Company dated August 28, 1998.

  27        Financial Data Schedule



