Form 10-Q/A
period 1998-09-25
VLSI TECHNOLOGY INC
filed 1998-12-01
CIK 704386

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

                                                                  45,701,934

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   VLSI TECHNOLOGY, INC.
     CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - unaudited
                          (thousands, except per share amounts)

                                          Three Months Ended       Nine Months Ended
                                          ------------------       -----------------
                                         Sept. 25,  Sept. 26,    Sept. 25,  Sept. 26,
                                            1998        1997         1998       1997
                                         ---------   ---------    ---------  ---------
Net revenues                              $130,838   $181,181     $409,935   $519,636
Cost of sales                               80,494    100,241      248,421    298,776
                                          --------   --------     --------   --------
Gross profit                                50,344     80,940      161,514    220,860
                                          --------   --------     --------   --------
Operating expenses:
   Research and development                 26,473     24,831       81,049     71,609
   Marketing, general and
      administrative                        23,055     28,891       71,905     84,520
   Special charge                            7,400          -        7,400          -
                                          --------   --------     --------   --------
Operating income (loss)                     (6,584)    27,218        1,160     64,731

Interest and other income and
   expenses, net                             4,423      3,423       16,607      9,660
Interest expense                            (2,714)    (4,563)      (9,418)   (13,224)
                                          --------   --------     --------   --------
Income (loss) from continuing
   operations before provision
   (benefit) for taxes on income (loss)     (4,875)    26,078        8,349     61,167
Provision (benefit) for taxes on
   income (loss)                            (1,320)     5,295        2,250     16,515
                                          --------   --------     --------   --------
Income (loss) from continuing operations    (3,555)    20,783        6,099     44,652
Loss from discontinued
   operation, net of taxes                       -          -            -     (2,550)
Gain on disposal, net of taxes                   -      7,723            -      7,723
                                          --------   --------     --------   --------
Net income (loss)                           (3,555)    28,506        6,099     49,825
                                          --------   --------     --------   --------
Other comprehensive income (loss),
   net of tax:
   Unrealized gain (loss)on available-
      for-sale securities, net of
      reclassification adjustment           (5,671)        39       19,741        (22)
                                          --------   --------     --------   --------
Comprehensive income (loss)               $ (9,226)  $ 28,545     $ 25,840   $ 49,803
                                          ========   ========     ========   ========
Net income (loss) per share - Basic:
   Continuing operations                  $  (0.08)  $   0.44     $   0.13  $    0.96
   Discontinued operation                        -       0.18            -       0.12
                                          --------   --------     --------   --------
   Total                                  $  (0.08)  $   0.62     $   0.13   $   1.08
                                          ========   ========     ========   ========
Net income (loss) per share - Diluted:
   Continuing operations                  $  (0.08)  $   0.41     $   0.13   $   0.91
   Discontinued operation                        -       0.16            -       0.11
                                          --------   --------     --------   --------
   Total                                  $  (0.08)  $   0.57     $   0.13   $   1.02
                                          ========   ========     ========   ========
Weighted-average common
   shares outstanding - Basic               46,378     46,629       46,078     46,417
                                          ========   ========     ========   ========
Weighted-average common
   shares outstanding and
   assumed conversions - Diluted            46,378     49,894       47,215     48,672
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

7. Prior year's third quarter and nine-month period net income per share figures have been restated as required by FAS 128. Net income per share, Basic and Diluted, is as follows:

                                      Three Months Ended    Nine Months Ended
                                      ------------------    -----------------
                                      Sept. 25, Sept. 26,  Sept. 25, Sept. 26,
                                             1998      1997        1998      1997
                                      --------  --------   --------  --------
                                        (thousands, except per share amounts)

   Net income (loss):
      Continuing operations            $(3,555)  $20,783    $ 6,099   $44,652
      Discontinued operation                -      7,723          -     5,173
                                       -------   -------    -------   -------
      Total                            $(3,555)  $28,506    $ 6,099   $49,825
                                       =======   =======    =======   =======

   Weighted-average common shares
      - Basic                           46,378    46,629     46,078    46,417
   Dilutive options                          -     3,265      1,137     2,255
                                       -------   -------    -------   -------
   Adjusted weighted-average
      common shares and assumed
      conversions - Diluted             46,378    49,894     47,215    48,672
                                       =======   =======    =======   =======
   Net income (loss) per share
      - Basic:
      Continuing operations              (0.08)     0.44       0.13      0.96
      Discontinued operation                 -      0.18         -       0.12
                                       -------   -------    -------   -------
      Total                            $ (0.08)  $  0.62    $  0.13   $  1.08
                                       =======   =======    =======   =======
   Net income (loss) per share
      - Diluted:
      Continuing operations              (0.08)     0.41       0.13      0.91
      Discontinued operation                 -      0.16          -      0.11
                                       -------   -------    -------   -------
      Total                            $ (0.08)  $  0.57    $  0.13   $  1.02
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



Date:     December 1, 1998                By:  /s/ Victor K. Lee
      --------------------------               -------------------------------
                                               Victor K. Lee
                                               Vice President and Controller
                                               (Principal Accounting Officer)