Form 10-K
period 1998-12-25
VLSI TECHNOLOGY INC
filed 1999-03-25
CIK 704386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED: DECEMBER 25, 1998

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
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 26, 1999 was approximately $656,012,685 based upon the last sale price reported for such date on the Nasdaq National Market. For purposes of this disclosure, Common Shares held by persons who hold more than 5% of the outstanding voting shares and Common Shares held by executive officers and directors of the Registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive.

    As of February 26, 1999, the number of shares of the Registrant's Common Stock outstanding was 46,564,479.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the following document are incorporated by reference in this Annual Report on Form 10-K: the Current Report on Form 8-K filed on March 9, 1999 (Form 8-K), (Part I); and Registration of Certain Classes of Securities filed on Form 8-A/A on March 9, 1999 (Form 8-A/A), (Part I).

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

    This Report on Form 10-K (Form 10-K) contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various risks and uncertainties, including those set forth in the section entitled "Factors Affecting Future Results" in Item 7 of Part II of this Form 10-K and elsewhere herein. Statements made herein are as of the date of this Form 10-K filed with the Securities and Exchange Commission (Commission). The Company disclaims any obligation to update the contents of those statements subsequent to the filing of this Form 10-K, except as may be required by law.

    The Company's fiscal year ends on the last Friday in December. Fiscal years 1998, 1997 and 1996 ended December 25, 26 and 27, respectively. Fiscal years 1998, 1997 and 1996 consisted of 52 weeks. Fiscal year 1999 will consist of 53 weeks. References to 1998, 1997 and 1996 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

                              RECENT DEVELOPMENTS

    On March 5, 1999, Koninklijke Philips Electronic N.V., a company organized under the laws of The Netherlands (Philips), and KPE Acquisition Inc., a Delaware corporation (KPE) and an indirect wholly-owned subsidiary of Philips, made a cash tender offer (the Philips Offer) whereby KPE would purchase all outstanding Common Stock, par value $.01 per share (Common Stock), of VLSI including the associated preferred stock purchase rights (Rights and, together with the Common Stock, Shares) at a price of $17.00 per Share, net to the seller in cash.

    On March 18, 1999, the Board of Directors of VLSI (the Board) held a meeting at which the Board reviewed the Philips Offer and its terms and conditions with VLSI's management and its financial and legal advisors. At this meeting, the Board received a report from management on, and discussed extensively, the March 1999 Management Business Plan (the 1999 Management Business Plan). Morgan Stanley & Co. Incorporated and Hambrecht & Quist LLC presented their joint financial analysis of the Philips Offer, discussed the 1999 Management Business Plan, reviewed various alternatives available to VLSI, reported on the status of the preliminary exploratory discussions conducted as part of the evaluation of the Philips Offer and presented their oral and written opinions to the effect that the Philips Offer is inadequate, from a financial point of view, to the holders of Shares other than Philips and its affiliates. Presentations were also made by VLSI's legal advisors. After the presentations and discussion by the Board, the Board unanimously determined that the Philips Offer was inadequate and not in the best interests of VLSI's stockholders. The Board also unanimously determined that VLSI should explore its strategic alternatives, including a merger, sale or recapitalization of VLSI, which alternatives could include negotiations with interested parties, including Philips. In the context of those negotiations, the VLSI Board believes interested parties will recognize the strong business potential of VLSI. VLSI filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the Commission on March 18, 1999.

    The consequences of the Philips Offer on VLSI's business, properties and legal proceedings as described in this Form 10-K and the financial impact on VLSI associated with the Philips Offer cannot be reasonably estimated.

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

    The Company has developed significant design expertise in its targeted markets. The Company has established a library of proprietary cells and highly integrated building blocks that can be custom-tailored for extremely short time-to-market and product life cycle deadlines. The Company's objective is to design and manufacture highly-integrated, complex custom and semi-custom semiconductor devices that enable its customers to develop and bring to market higher value- added systems and products. Key elements in its strategy to achieve this objective include:

    TARGET SELECTED GROWTH MARKETS. VLSI has built significant expertise for a limited number of high-growth markets. The Company's target markets include wireless and networking communications applications, consumer digital entertainment systems and advanced computing applications. The Company uses its library of proprietary cells and high-level building blocks to deliver value-added custom-IC solutions to these high-growth markets rapidly and efficiently. This approach allows the Company to offer more value to the customer at potentially higher gross profit margins for the Company.

    PARTNER WITH MARKET LEADERS AND MARKET MAKERS. VLSI focuses its manufacturing and research and development resources on products for a limited number of OEM customers. Concentrating resources on leading OEM customers enables the Company to utilize effectively its world class Sales/Technology Centers in developing complex application-specific integrated circuits (ASICs) and application- specific standard products (ASSPs) that best meet the customers' requirements. Engaging with leading companies in each of the targeted markets provides VLSI with significant potential for growth.

    DEVELOP DIFFERENTIATED PRODUCTS. VLSI uses an ASIC methodology to develop products that allow a customer both to offer distinct features and to reduce the customer's product cost. The Company creates highly complex products that reduce the number of integrated circuit devices required for a given application while combining proprietary and common product features and functionality to optimize customers' products.

    USE PROGRAMMABLE INTELLECTUAL PROPERTY LIBRARIES. The Company's Intellectual Property (IP) libraries, an expanding collection of pre-designed cells and high- level building blocks, provide easy design-in of frequently used integrated circuit functions. VLSI and its customers use IP library elements to design and integrate products more rapidly, thereby reducing the Company's customers' time to market. The Company's IP libraries include Embedded ARM and Embedded DSP processors, AMBA bus peripherals and system blocks, security blocks such as DES Encryption, a number of PCI peripheral blocks, and a suite of analog functions for communications blocks. Fully productized blocks are released through VLSI's HDL Integrator (HDLi), which includes one of the industry's most comprehensive offerings of function compiler and supports programmable IP. VLSI continues to expand its IP libraries through internal development and by licensing technology from other companies, including an ARM RISC-based microprocessor (low power, high performance embedded-control applications), Oak, DSP, Ethernet, Fibre Channel, MPEG II and SSA.

    USE VELOCITY-TM- RAPID SILICON PROTOTYPING DESIGN STYLE TO REDUCE CUSTOMERS' TIME TO MARKET. The Company's Velocity family of Rapid Silicon Prototyping (Velocity) development systems focuses the custom integrated circuit design process to emphasize parallel, system-level hardware and software development using working prototypes of application-focused integrated circuits. The Company believes Velocity could cut the customer's product development cycle in half. Reduced development time gives customers a serious competitive edge in a marketplace where functionality and time to market are key success factors.

    OFFER WORLDWIDE SUPPORT. The Company seeks to distinguish itself from its competitors through the quality of its products and through the level of its full-service technological customer support. VLSI operates 23 Sales/Technology Centers dispersed in North America, Europe, the Asia-Pacific region and Japan. In this worldwide network of Sales/Technology Centers, experienced engineers with a specific technical focus work directly with customers to develop designs for new products and to provide continuing post-sale customer support.

                             PRODUCTS AND SERVICES

    The Company offers custom and semi-custom integrated circuit solutions for the following markets:

WIRELESS COMMUNICATIONS

    The Company's ASIC and ASSP solutions for the wireless communications market include GSM (leading worldwide standard), CDMA (Korea and North America) and TDMA (primarily North America) for digital cellular phones. The Company also develops complex algorithms and integrated circuits for cordless applications such as DECT and for the new Bluetooth standard. Bluetooth is an emerging wireless standard designed to transmit voice and data without cable or infrared connections. More than 400 companies are involved in the Bluetooth initiative. Wireless revenues are primarily generated in non-U.S. markets. Customers in this market include Ericsson, Lucent and Samsung. See "MARKETING AND CUSTOMERS" herein.

NETWORKING COMMUNICATIONS

    To serve the demands for high-speed connections, VLSI creates building blocks for networking systems in both the Local Area Network (LAN) and the Wide Area Network (WAN). In LAN, the Company provides solutions in several applications, such as 10/100 MB Ethernet and high speed interconnect cores for backplane applications. Customers in this area include 3Com, Cabletron and Cisco Systems. In WAN, VLSI provides ISDN, ATM and xDSL solutions. These solutions are provided for customers such as DSC/Alcatel, Newbridge and Tellabs. VLSI has also invested in T1/E1 technology and expects to launch first generation T1/E1 management products during 1999.

CONSUMER DIGITAL ENTERTAINMENT

    The Company targets high volume entertainment-related markets, including set-top boxes for satellite and cable TV, DIVX-enhanced DVD, terrestrial TV, cable modem and arcade games. The ViSTA-TM- reference platform is used as a software development platform for developing cable, satellite and terrestrial set-top boxes. The Company's customer base for these products includes Circuit City, Nokia, Sagem, Sega, Sharp, Sony and Thomson Consumer Electronic.

ADVANCED COMPUTING

    VLSI uses its systems expertise and technical capability to provide solutions for high performance workstations, servers, disk storage systems and tape storage systems, as well as industrial applications including manufacturing and robotics. Customers for the Company's advanced computing products include Apple Computer, Silicon Graphics, Storage Technology, Stratus Computers and the Allen Bradley Division of Rockwell International.

                            MARKETING AND CUSTOMERS

    The Company primarily uses a direct sales force and commissioned representatives to sell its silicon products and services. The direct sales force is assisted by VLSI engineers located in its 23 Sales/ Technology Centers, consisting of 15 in North America, five in Europe, two in the Asia-Pacific region and one in Japan. These Sales/Technology Centers support the Company's customers by offering a range of design services. These services include system definition, complete logic and circuit design and test program generation.

    The Company strives to engage with one to three leading OEM customers in each of its targeted markets. During 1998 and 1997, the Company's top 20 customers represented approximately three-quarters of the Company's net revenues. During 1996, the Company's top 20 customers accounted for approximately two-thirds of the Company's net revenues. Shipments to a single customer in the communications business, Ericsson, accounted for 28% of net revenues in 1998, as compared to 29% of net revenues in 1997 and 17% in 1996. No other customer accounted for more than 10% of net revenues in any year. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Results," in Item 7 of Part II herein.

                            RESEARCH AND DEVELOPMENT

    The Company's research and development (R&D) is focused on continued investment in the design and development of new products, and in the development of advanced package and manufacturing process technologies. The Company's R&D expenditures for the years 1998, 1997 and 1996 have sequentially increased, with total expenses of $111.7 million, $98.4 million and $88.6 million, respectively. New product R&D for 1998 included integrated circuits for CDMA handsets, GSM basebands and front-end and transport products for satellite and cable set-top boxes.

    The Company's success depends on its continued ability to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. The Company expects to continue to invest selectively in the research and development of new products. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and substantial capital commitments. In addition, semiconductor design and process methodologies are subject to rapid technological change. Decreases in geometries call for ever-increasing sophisticated design efforts, more advanced manufacturing equipment and cleaner fabrication environments. If the Company is unable to design, develop, manufacture and market new products successfully in a timely manner, its operating results will be materially adversely affected. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the targeted markets in question will develop.

    The Company's process technology development activities in 1998 concentrated on the implementation of a 0.25-micron CMOS process for production, the qualification of a 0.20-micron CMOS process and the development of a 0.15-micron CMOS process. R&D activities in the packaging area continue to focus on high performance, high pin-count advanced packages and low-power, small outline packages. The Company recently established an eight-inch wafer Technology Development Center (TDC) in San Jose, California, to focus on 0.20-micron and below process development.

    The Company regards technology that is licensed from third parties as a key component of product development. A few examples include the ARM microprocessor family, Oak DSP, Ethernet, Fibre Channel, MPEG II, SSA, power management, communications (including standards such as GSM, CDMA, TDMA and DECT), embedded flash memory, signal converters and forward error correction. See also "PATENTS AND LICENSES" herein. Research and development efforts are ongoing to create products from those technologies and establish them as building blocks for use in the Company's ASIC or ASSP products.

    The Company licenses electronic design automation (EDA) tools from a variety of vendors for use in its product design. As with product development, decreases in geometries call for increasingly complex EDA tools and larger investments therein. With the Company's reliance on the development of appropriate EDA tools by outside vendors to meet customer design requirements, there can be no assurance the Company can complete customer designs to optimally meet business opportunities.

    See also "EMPLOYEES" herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Results" in Item 7 of Part II herein.

                                 MANUFACTURING

    Manufacturing of an integrated circuit includes wafer fabrication, packaging and final testing. The Company conducts substantially all of its wafer fabrication at the San Antonio, Texas facility utilizing six-inch wafers. The Company subcontracts substantially all of its integrated circuit packaging and approximately a third of its final testing to third parties. The Company tests approximately two-thirds of its products at its San Jose, California facility and has ceased its test operations in Tempe, Arizona.

    The fabrication of integrated circuits is a capital intensive, extremely complex and precise process consisting of hundreds of separate steps and requiring production in a highly controlled, clean environment. The marketplace has placed an ongoing emphasis on deep sub-micron devices (those geometries under 0.5-micron) and capital costs have tended to increase significantly as geometries have decreased in size. In 1998, VLSI continued to invest in deep sub-micron manufacturing by ramping capacity for 0.25-micron and qualifying 0.20-micron technology in its San Antonio facility. Further, in a period in which VLSI faces capacity shortage at its manufacturing facility, there can be no assurance that the Company can achieve timely, cost-effective access to additional capacity if and when needed. The Company has initiated the conversion of its wafer capability to eight-inch wafer production and expects to ramp up production in late 1999, with full production by the middle of 2000. The Company expects to continue a high level of investment in its San Antonio manufacturing facility.

    In addition to its own facility, VLSI has used subcontract wafer foundry companies located in Taiwan and Singapore to produce semiconductor products. The Company's strategy is to use outside subcontract foundry providers primarily to supplement internal capacity. Over the past few years, the Company has shifted substantially all of its wafer fabrication to San Antonio. There can be no assurance that the Company will fully utilize its San Antonio facility. See Item 7 of Part II of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Results."

    After integrated circuits have been packaged and tested by its subcontractors, products are then shipped directly to the Company's customers or returned to the Company for shipment to customers. Subcontractors include companies in Canada, Hong Kong, Japan, Korea, the Philippines and Taiwan. Although the Company has no long-term contractual commitments from these suppliers, the Company believes that these sources of packaging and testing services are relatively reliable given their level of interdependence with the Company and the overall level of availability of worldwide subcontract packaging and testing capacity.

    The principal raw materials used by the Company in the manufacture of its products are silicon wafers, processing chemicals and gases, leadframes and certain precious metals. The Company's operations also depend upon a continuing adequate supply of electricity, natural and specialty gases and water. Certain raw materials used for the manufacture of integrated circuits are only available from a limited number of worldwide suppliers. The Company does not generally depend on long-term fixed-price supply contracts. Shortages could occur in various essential materials due to interruption of supply or increased demand in the industry. If VLSI were unable to procure certain of such materials, it would be required to reduce its manufacturing operations. To date, the Company has experienced no significant difficulty in obtaining the necessary raw materials. However, there can be no assurance that the Company will not experience significant difficulty obtaining raw materials in the future or that fixed long-term contracts will not be necessary to ensure supplies of raw materials.

    See also "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors Affecting Future Results" in Item 7 of Part II herein.

                                  COMPETITION

    The semiconductor industry in general and the markets in which the Company competes in particular are intensely competitive due to rapid technological change and ongoing price erosion as technologies mature. Competition is primarily based on design capabilities (including both the design tool features and the skills of the design team), quality, delivery time and price. The Company believes that its overall competitive strengths include: the Company's libraries of vertical market-focused integrated circuit intellectual property, its custom circuit design expertise, its Velocity design style, its high quality wafer processing technology and fabrication facilities, its experienced engineering staff, its test capabilities, its advanced packaging and the technical design services offered through its network of Sales/Technology Centers.

    The Company competes with both domestic and foreign companies, many of whom have substantially greater financial, technical, marketing and management resources than the Company. Competition includes companies such as IBM, LSI Logic, Lucent, Motorola, NEC, Philips, STMicroelectronics, TI and Toshiba. There can be no assurance that the Company will be able to compete successfully in the future.

    See also "EMPLOYEES" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Results" in Item 7 of Part II herein.

                                    BACKLOG

    The Company's sales are made primarily pursuant to standard purchase orders for delivery of products, with such purchase orders officially acknowledged by VLSI according to its own terms and conditions. Due to industry practice with respect to cancellation of orders which allows customers to cancel orders with limited advance notice to the Company prior to shipment, VLSI believes that backlog as of any particular date is not a reliable indicator of future revenue levels.

                                   EMPLOYEES

    As of December 25, 1998, the Company and its subsidiaries had approximately 2,200 employees worldwide, down from approximately 2,500 from the end of 1997. The decrease was the result of a reduction in workforce of approximately 190 positions in July 1998 as well as attrition. Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including management, technical and design personnel. During the second half of 1998, the Company's President and Chief Operating Officer, Chief Financial Officer, General Counsel, and Senior Vice President, Computer and Consumer Products Group resigned from their positions at VLSI. The Company has filled several of these positions. The Company is currently in the process of filling open positions in the management and engineering arenas. Delays in replacing management may adversely affect implementation of the Company's strategic plans. Any significant delays in filling technical positions may lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products.

                              PATENTS AND LICENSES

    The Company has filed a number of patent applications and currently holds numerous patents, expiring from 2003 to 2018, covering inventions in various areas, including computer-aided engineering, semiconductor manufacturing and electronic circuitry. The Company expects to file additional patent applications from time to time, as appropriate. VLSI does not consider the success of its business to be materially dependent on any single patent or group of patents.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions. Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations, and may require material changes in production processes and products. The Company continually evaluates the adequacy of its reserve for asserted and unasserted patent matters. The reserve for patent matters is based on the best available information at that time and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change in the near term. In July 1998, VLSI was sued by Lemelson Medical Education and Research Foundations for patent infringement. See Item 3 of Part I hereof.

    VLSI has entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI access to third party technology, or to allow third parties access to the Company's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material adverse effect on the Company's financial position or results of operations. See also Item 3 of Part I hereof, and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Results" in Item 7 of Part II herein.

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

                                WORKING CAPITAL

    Information regarding the Company's working capital practices is incorporated herein by reference from Item 7 of Part II hereof under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and from Item 7A of Part II hereof under the heading "Quantitative and Qualitative Disclosures About Market Risk."

                   FINANCIAL INFORMATION BY BUSINESS SEGMENT
                              AND GEOGRAPHIC DATA

    This information is included in Note 1 (under the heading "Manfacturing Concentrations") and Note 14 of Notes to Consolidated Financial Statements, which is incorporated herein by reference to Item 8 of Part II hereof. The Company currently generates approximately 56% of its net revenues (including export sales) from direct sales into countries outside of the United States as illustrated in Note 14 of Notes to Consolidated Financial Statements. In addition, certain of the Company's significant customers generate greater portions of their sales from these international areas. If events in any of these markets have a significant impact on the Company's customers that result in declining orders, there could be a material adverse effect on the Company's results of operations.

                                  SEASONALITY

    The Company has a high concentration of sales to the communications and consumer digital entertainment markets. Typically, the Company's results have followed a seasonal pattern, with stronger sales in the second half of the year, reflecting the buying pattern of the Company's communications and consumer digital entertainment customers.

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

                               YEAR 2000 AND EURO

    Information regarding the Company's Year 2000 Compliance Program and Euro is incorporated herein by reference from Item 7 of Part II hereof under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Results--Year 2000 and Euro."

ITEM 2. PROPERTIES

    The Company owns the land and buildings housing its facilities located in San Antonio, Texas, some of the land and buildings housing its facilities located in San Jose, California, and the building housing its facilities in Tempe, Arizona. The Tempe facility is located on land held under a long-term ground lease, which expires in December 2037. The Company's other properties, including 23 Sales/Technology Centers and some buildings comprising its San Jose campus, are occupied under operating leases that expire on various dates through October 2023 with options to renew in most instances.

    The Company's San Jose facility contains corporate support services such as its computer center, technology development, product test, a primary shipping location and a major design center. This facility is located near major earthquake faults. Should an earthquake or other natural disaster cause an interruption in operations, operating results could be materially adversely affected.

    There have been no changes in the capacity of the facilities of the San Jose site since the end of 1996. The Company anticipates that an existing option for additional space adjacent to its leased facilities in San Jose will satisfy the Company's growth needs in the near term.

    The San Antonio facility houses the Company's wafer fabrication operations. The facility is fully operational. Usage of the San Antonio manufacturing capacity varies, depending on several factors as discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of Part II herein, but generally operates at normal levels for its current equipment configuration. See "Manufacturing" in Item 1 of Part I hereof for a discussion of plans to convert the facility to eight-inch wafer capability. The Company believes that adding equipment to its existing facilities and converting to eight-inch wafer production capability will substantially satisfy the Company's manufacturing capacity needs in the near future.

    The Tempe site contains certain research and development resources, marketing, sales and Technology Center functions. As the site currently has more than adequate space for its current operations and anticipated growth, the Company is currently considering selling some or all of the facilities. The Company might retain rights to leaseback those facilities that it sells.

ITEM 3. LEGAL PROCEEDINGS

    For information regarding patent matters generally, see "Patents and Licenses" in Item 1 of Part I hereof, which information is incorporated herein by reference.

PATENT LITIGATION

    On July 31, 1998, Lemelson Medical Education & Research Foundation, Limited Partnership (Lemelson) filed a complaint in the United States District Court for the District of Arizona alleging that the Company, along with 25 other semiconductor companies, infringes sixteen U.S. patents owned by Lemelson and relating to the manufacture of semiconductor devices. Lemelson seeks a judgment against the defendants of willful infringement, injunctive relief, trebled actual damages and attorneys' fees. The Company has filed an answer to the complaint and intends to vigorously defend itself against these charges. Should the outcome of these matters be unfavorable to the Company, there could be a material adverse effect on the Company's financial position or results of operations.

LITIGATION ARISING OUT OF THE PHILIPS OFFER

    On March 5, 1999, KPE filed a complaint against VLSI in the Delaware Court of Chancery styled KPE ACQUISITION INC. V. VLSI TECHNOLOGY, INC., ET AL., C.A. No. 16992. KPE seeks an order from the Court (i) declaring that VLSI's refusal to redeem VLSI's rights plan in response to the Philips Offer, declare the Philips Offer to be a "Permitted Offer" within the meaning of VLSI's rights plan, or otherwise render the rights plan inapplicable to the Philips Offer constitutes a breach of the VLSI directors' fiduciary duties to VLSI's stockholders; (ii) compelling the VLSI directors to declare the Philips Offer to be a "Permitted Offer" within the meaning of VLSI's rights plan, redeem the rights, or otherwise render the rights plan inapplicable to the Philips Offer;
(iii) declaring that the continuing director provision in VLSI's rights plan is invalid under Delaware law; and (iv) granting such other and further relief as the Court deems just and proper.

    From March 3, 1999 through March 8, 1999, six purported class action lawsuits were filed by alleged stockholders of VLSI against VLSI and the Board in the Delaware Court of Chancery, styled MICHAEL BERNSTEIN V. VLSI TECHNOLOGY, INC., ET AL., C.A. No. 16988; FELICIA BERNSTEIN V. VLSI TECHNOLOGY, INC., ET AL., C.A. No. 16989; CHARLES MILLER V. VLSI TECHNOLOGY, INC., ET AL., C.A. No. 16993; RUTH ELLEN MILLER V. RICHARD M. BEYER, ET AL., C.A. No. 16994; DAVID OLEN
V. RICHARD M. BEYER, ET AL., C.A. No. 16986; and MISHEL S. TEHRANI V. RICHARD M. BEYER, ET AL., C.A. No. 16998. The class actions set forth substantially similar allegations of purported misconduct by the Board in allegedly failing to promptly negotiate with Philips, thereby failing to maximize stockholder value and depriving the VLSI stockholders of an opportunity to obtain a substantial premium for their shares. The stockholder plaintiffs seek an order from the Court (i) declaring the actions to be class actions; (ii) compelling the Board to carry out its fiduciary duties to the VLSI stockholders; (iii) enjoining the Board from using the corporate machinery to entrench itself in office; (iv) ordering the VLSI directors to take steps to facilitate a premium acquisition of VLSI; (v) requiring the VLSI directors to account for all damages suffered by VLSI's stockholders; (vi) awarding the plaintiffs attorneys' fees and costs; and
(vii) granting such other relief as may be just and proper.

    On March 9, 1999, a seventh purported class action lawsuit was filed by alleged stockholders of VLSI against VLSI, its directors, and certain of its officers in the Delaware Court of Chancery styled LILLIE BARENHOLTZ, ET AL. V. RICHARD BEYER, ET AL., C.A. No. 17010. In addition to reciting allegations substantially similar to the six previously filed purported class actions, the BARENHOLTZ complaint alleges that the VLSI directors breached their fiduciary duties by lowering the trigger for VLSI's rights plan from 20% to 10%. The BARENHOLTZ complaint seeks an order (i) declaring the action to be a proper class action; (ii) compelling the VLSI directors to carry out their fiduciary duties to VLSI's stockholders; (iii) enjoining the implementation of VLSI's rights plan unless deployed in a way that will maximize stockholder value; (iv) awarding the plaintiffs attorneys' fees and costs; and (v) granting such other and further relief as may be just and proper.

    While the Company intends to vigorously defend itself against these charges, should the outcome of these matters be unfavorable, there could be a material adverse effect on the Company's financial position or results of operations.

OTHER LITIGATION

    The Company is currently a party to various other legal actions arising out of the normal course of business, none of which are expected to have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 1998, which ended December 25, 1998.

                       EXECUTIVE OFFICERS OF THE COMPANY

    Information concerning executive officers of the Company who are not also directors is set forth below:

    Mr. John S. Hodgson, age 54, joined the Company in May 1997 as Senior Vice President, Worldwide Sales and Technology Centers. From 1990 until joining VLSI, Mr. Hodgson was Vice President, Sales and Marketing Electronics Group of Lucent Technologies (formerly AT&T), a communications company.

    Mr. Thierry M. Laurent, age 46, who joined the Company in 1981, was elected to the position of Senior Vice President and General Manager, Communications and Embedded Products Group in December 1996. From 1995 until 1996, he held the position of Group Vice President and General Manager of the Communications Product Group. From 1992 until 1995, he was Vice President and General Manager of the Wireless Communications Product Division.

    Mr. Victor K. Lee, age 42, was elected to the position of Acting Chief Financial Officer in November 1998. He joined the Company as Vice President and Corporate Controller in August 1997. From 1989 until joining VLSI, Mr. Lee was Director of Finance at Advanced Micro Devices, a semiconductor manufacturer.

    Mr. Sunil Mehta, age 46, joined the Company in June 1997 as Vice President and Treasurer. From 1996 until joining VLSI, he was Corporate Treasurer at Maxtor Corporation, a disk drive manufacturer. From 1983 until 1996, he was International Treasurer at Amdahl Corporation, a computer manufacturer.

    Mr. Thomas C. Tokos, age 46, joined the Company in October 1998 as Vice President, General Counsel and Secretary. From 1996 until joining VLSI, Mr. Tokos was Vice President, General Counsel and Secretary of Syquest Technology, Inc., a manufacturer of computer storage devices that filed for protection from its creditors under Chapter 11 of the Bankruptcy Code in November 1998. From 1994 until 1996, he was Assistant General Counsel and Assistant Secretary at VLSI. Mr. Tokos was a partner in the corporate law firm of Keck, Mahin & Cate from 1993 to 1994.

    There are no family relationships among the Company's executive officers and directors.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                  FINANCIAL INFORMATION BY QUARTER (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1998                                                                DEC. 25    SEPT. 25(1)   JUNE 26     MAR. 27
-----------------------------------------------------------------  ----------  -----------  ----------  ----------
Net revenues.....................................................  $  137,869   $ 130,838   $  137,811  $  141,286
Gross profit.....................................................  $   52,982   $  50,344   $   52,824  $   58,346
Net income (loss)................................................  $   14,817   $  (3,555)  $    6,488  $    3,166
Net income (loss) per share--Basic...............................  $     0.32   $   (0.08)  $     0.14  $     0.07
Net income (loss) per share--Diluted.............................  $     0.31   $   (0.08)  $     0.14  $     0.07
Market price (2): High...........................................  $       13   $  20 1/2   $   21 7/8  $ 25 11/16
               Low...............................................  $    6 3/4   $  7 1/32   $   15 1/8  $   17 3/8

1997                                                                DEC. 26     SEPT. 26    JUNE 27     MAR. 28
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
Net revenues.....................................................  $  193,017  $  181,181  $  170,977  $  167,478
Gross profit.....................................................  $   87,084  $   80,939  $   71,532  $   68,389
Net income (loss):
  Continuing operations..........................................  $   21,993  $   20,783  $   13,266  $   10,603
  Discontinued operation, net of taxes...........................  $        0  $        0  $     (933) $   (1,617)
  Gain on disposal, net of taxes.................................  $        0  $    7,723  $        0  $        0
  Total..........................................................  $   21,993  $   28,506  $   12,333  $    8,986
Net income (loss) per share--Basic:
  Continuing operations..........................................  $     0.47  $     0.44  $     0.29  $     0.23
  Discontinued operation.........................................  $     0.00  $     0.18  $    (0.02) $    (0.04)
  Total..........................................................  $     0.47  $     0.62  $     0.27  $     0.19
Net income (loss) per share--Diluted:
  Continuing operations..........................................  $     0.45  $     0.41  $     0.28  $     0.22
  Discontinued operation.........................................  $     0.00  $     0.16  $    (0.02) $    (0.03)
  Total..........................................................  $     0.45  $     0.57  $     0.26  $     0.19
Market price (2): High...........................................  $       37  $  38 5/16  $ 25 13/16  $   24 3/4
               Low...............................................  $   18 3/4  $   23 5/8  $       17  $   15 1/4

------------------------

(1) Included in continuing operations for the third quarter of 1998 is a special charge of $7.4 million, primarily related to the Company's reduction in workforce. See Item 8, Note 10 of Notes to Consolidated Financial Statements.

(2) The Company's Common Stock is traded on the Nasdaq National Market under the symbol VLSI. The prices per common share represent the highest and lowest closing prices for the Company's Common Stock in the Nasdaq National Market during each quarter. On February 26, 1999, there were approximately 2,143 stockholders of record. The Company has not paid cash dividends and has limitations thereon. See Item 8, Note 3 of Notes to Consolidated Financial Statements.

    In April 1998, the Company issued 240,000 shares of unregistered restricted common stock in partial settlement of a claim from Motorola. These shares were issued pursuant to the private placement exemption contained in Section 4(2) of the Securities Act of 1933, as amended. Motorola executed a representation statement regarding its investment intent and its acquisition of the shares for its own account without a view to resell or distribute the shares. See Item 8,
Note 5 of Notes to Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

                                                        1998(1)       1997      1996(2)       1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.........................................  $  547,804  $  712,653  $  669,017  $  670,291  $  542,335
Operating income (loss)..............................  $    1,619  $   95,499  $  (69,418) $   75,965  $   48,943
Net income (loss):
  Continuing operations..............................  $   20,916  $   66,645  $  (45,958) $   46,216  $   33,411
  Discontinued operation, net of taxes...............  $       --  $   (2,550) $   (3,589) $     (248) $   (1,714)
  Gain on disposal, net of taxes.....................  $       --  $    7,723  $       --  $       --  $       --
  Total..............................................  $   20,916  $   71,818  $  (49,547) $   45,968  $   31,697
Net income (loss) per share:
  Basic:
    Continuing operations............................  $     0.45  $     1.43  $    (1.00) $     1.12  $     0.93
    Discontinued operation...........................  $       --  $     0.12  $    (0.08) $    (0.01) $    (0.05)
    Total............................................  $     0.45  $     1.55  $    (1.08) $     1.11  $     0.88
  Diluted:
    Continuing operations............................  $     0.44  $     1.36  $    (1.00) $     1.06  $     0.89
    Discontinued operation...........................  $       --  $     0.11  $    (0.08) $    (0.01) $    (0.04)
    Total............................................  $     0.44  $     1.47  $    (1.08) $     1.05  $     0.85
Research and development as a percentage of net
  revenues...........................................       20.4%       13.8%       13.2%       10.5%       11.6%
Capital expenditures.................................  $  187,101  $   88,949  $  245,116  $  203,472  $   94,446
Cash, cash equivalents and marketable securities.....  $  294,381  $  283,484  $  205,759  $  365,581  $  103,111
Working capital......................................  $  298,763  $  347,649  $  238,016  $  400,097  $  138,704
Long-term debt and non-current capital lease
  obligations........................................  $  165,036  $  182,999  $  209,973  $  218,847  $   96,804
Stockholders' equity.................................  $  555,050  $  516,395  $  470,479  $  530,629  $  255,430
Total assets.........................................  $  922,045  $  922,078  $  890,942  $  959,887  $  490,216
Employees............................................       2,205       2,483       2,948       2,986       2,728

------------------------

Selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and related Notes contained in Item 8.

(1) Included in continuing operations for 1998 is a special charge of $7.4 million, recorded in the third quarter, primarily related to the Company's reduction in workforce. See Item 8, Note 10 of Notes to Consolidated Financial Statements.

(2) Included in continuing operations for 1996 are special charges of $114.4 million, recorded in the fourth quarter, primarily related to the Company's decision to close the San Jose, California wafer fabrication facility. See
    Item 8, Note 10 of Notes to Consolidated Financial Statements.

    The Company has never paid any cash dividends and has limitations thereon. See Item 8, Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the 1998 Consolidated Financial Statements and Notes thereto in Item 8 of Part II herein.

    This MDA contains forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of various risks and uncertainties, including those set forth in "FACTORS AFFECTING FUTURE RESULTS" below and elsewhere in this Form 10-K. Statements made herein are as of the date of filing of this Form 10-K with the Securities and Exchange Commission. VLSI Technology, Inc. (VLSI or the Company) disclaims any obligation to update the contents of those statements subsequent to the filing of this Form 10-K, except as may be required by law.

    The Company's fiscal year ends on the last Friday in December. Fiscal years 1998, 1997 and 1996 ended December 25, 26 and 27, respectively. Fiscal years 1998, 1997 and 1996 consisted of 52 weeks. Fiscal year 1999 will consist of 53 weeks. References to 1998, 1997 and 1996 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

RECENT DEVELOPMENTS

    Discussion of the Philips Offer is incorporated herein by reference from
Item 1 of Part I hereof under the caption "Recent Developments."

OVERVIEW

    During 1998, the semiconductor industry experienced an overall revenue decline from 1997 levels due to various factors including a supply and demand imbalance and a weak Asian economy. Similarly poor business conditions caused the Company to report decreases in net revenues of 23% and gross profit of 30% in 1998 as compared to 1997. These decreases primarily reflect both decreases in units shipped and declines in average selling prices. Operating profits from continuing operations were less than one percent of net revenues in 1998 as compared to 13% in 1997.

    In the third quarter of 1998, VLSI reduced its workforce by approximately 190 positions. As a result of this action, the Company recorded a special charge of $7.4 million against operating income in the third quarter of 1998. See Note 10 of Notes to Consolidated Financial Statements.

    Income from continuing operations in 1998 was $20.9 million on net revenues of $547.8 million compared to income from continuing operations of $66.6 million on net revenues of $712.7 million in 1997 and a loss from continuing operations of $46.0 million on net revenues of $669.0 million in 1996.

    In September 1997, the Company sold its software business, COMPASS Design Automation, Inc. (COMPASS) to Avant! Corporation (Avant!). The results for COMPASS have been segregated on the Consolidated Statements of Income and accounted for as a discontinued operation, as the software subsidiary represented a separate line of business for the Company. See Note 11 of Notes to Consolidated Financial Statements. In the fourth quarter of 1996, the Company recorded special charges of $114.4 million, primarily relating to the closure of its San Jose, California fabrication facility. In October 1997, production ceased at the facility. See Note 10 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

    The Company derives its net revenues primarily from sales of integrated circuits for particular markets.

                                                                        1998        1997        1996
                                                                     ----------  ----------  ----------
                                                                                (THOUSANDS)
Net revenues.......................................................  $  547,804  $  712,653  $  669,017
Percentage increase (decrease) over preceding year.................       (23)%          7%         (*)

------------------------

* Less than 0.5%

    Net revenues for 1998 decreased 23% as compared to 1997. The net revenues decrease from 1997 was due primarily to both decreases in unit volume and declines in average selling prices in all markets the Company serves. The decrease in unit shipments was due to business uncertainties in the Asia-Pacific region and inventory adjustments at a number of customers. The decrease in average selling prices is consistent with competitive pricing and reflects changes in the sales mix of the Company's products. The Company's net revenues in 1997 were up 7% from 1996 levels due to a significant increase in unit volume for the Company's communications products. This increase was offset in part by a decrease in shipments of the Company's products for personal computing customers.

    International net revenues (including export sales) decreased, consistent with total net revenues, and accounted for 56% of net revenues in 1998 and 1997 and 47% in 1996. The decline primarily reflects reduced sales to European customers of communications products, some of which have been affected by business uncertainties in the Asia-Pacific region. Export sales to the Asia-Pacific area decreased in 1997 compared to 1996, due to reduced shipments of devices for the PC market.

                                                                        1998        1997        1996
                                                                     ----------  ----------  ----------
                                                                                (THOUSANDS)
Gross profit.......................................................  $  214,496  $  307,944  $  244,730
Percentage of net revenues.........................................         39%         43%         37%

    Gross profit as a percentage of net revenues decreased to 39% in 1998 as compared to 43% in 1997 and 37% in 1996. The decrease reflects a lower sales volume, which resulted in under-utilization of fabrication capacity and related fixed costs not being fully absorbed. The effect of under-utilization was partially offset by lower costs due to expense reduction measures taken during 1998. Gross profit margin for 1997 reflected improved manufacturing performance, including increased capacity utilization and changes in product mix. Gross profit margin for 1996 was negatively affected by inventory charges taken for personal computer devices and manufacturing inefficiencies due to capacity under-utilization. Improvements made in manufacturing efficiencies and yields that led to lower costs were masked in 1996 by costs associated with under-utilization of wafer fabrication capacity. See the discussion of "Special Charges" below. For further discussion of factors affecting gross profit margins, see "FACTORS AFFECTING FUTURE RESULTS" below.

                                                                        1998        1997        1996
                                                                     ----------  ----------  ----------
                                                                                (THOUSANDS)
Operating expenses (excluding special charges).....................  $  205,477  $  212,445  $  199,784
Percentage of net revenues (excluding special charges).............         38%         30%         30%

    Operating expenses in 1998 decreased 3% from 1997. However, due to the reduced sales level, operating expenses as a percentage of net revenues increased to 38%, up from 30% in 1997. Operating expenses from continuing operations were approximately 30% of net revenues in 1997 and 1996. The Company has annually increased its R&D expenditures as investments in future revenue growth while concurrently slowing or reducing marketing, general and administrative expenses.

    Increased R&D expenses in each of the last three years reflect the Company's continuing investment in new products, package and process technologies and increasing costs of licensing electronic design automation (EDA) tools. R&D expenditures over the last three years have focused on development of products for the communications and consumer digital entertainment markets and process development.

    Marketing, general and administrative expenses for 1998 decreased by $20.2 million from 1997 reflecting the Company's cost control efforts after having increased in 1997 and 1996. Despite this reduction, as a percentage of net revenues, these expenses increased to 17% in 1998 from 16% in 1997.

SPECIAL CHARGES

    In the third quarter of 1998, VLSI reduced its workforce by approximately 190 positions. Certain dispersed manufacturing functions were consolidated during 1998, and certain general and administrative activities were resized in response to the semiconductor slowdown in 1998 and in order to fund future technology and product investments. As a result of this action, the Company recorded a special charge of $7.4 million against operating income in the third quarter of 1998. Of the $7.4 million, approximately $1.1 million related to certain asset writedowns, with the remainder for employee costs. During the third quarter of 1998, the Company paid approximately $3.0 million in employee costs with the remainder paid during the fourth quarter of 1998. Similar actions, which might include lay-offs, together with their corresponding special charges, may occur in future periods and could have an adverse effect on results of operations.

    The Company recorded total special charges of $115.6 million in 1996 primarily reflecting the Company's decision in the fourth quarter to close its San Jose, California wafer fabrication facility. Included in special charges was $1.3 million related to COMPASS.

    The 1996 reserve for special charges was used primarily in 1996 for writing down assets associated with the San Jose fabrication facility, while in 1997 it was used primarily for cash outflows for employee severance costs and losses associated with sales commitments and customer accommodations as the Company ceased production at the San Jose facility. Actual costs have not differed materially from original estimates. See Note 10 of Notes to Consolidated Financial Statements.

IMPACT OF CHANGES IN VALUES OF FOREIGN CURRENCIES/IMPACT OF INFLATION

    Net revenues and cost of sales of foreign subsidiaries are primarily U.S. dollar-based. Operating expenditures of foreign subsidiaries are based in local currency. As a result, fluctuations in currency rates have historically affected operating expenses. Although the U.S. dollar has fluctuated against the Japanese Yen and major European currencies in the last three years, the Company has been able to maintain an approximately offsetting balance between local currency-based net revenues and operating expenses. In periods where there may be a negative impact on operating expenses, the Company generally has offsetting favorable currency-related results on net revenues. Conversely, when net revenues are negatively impacted, there are generally offsetting favorable impacts on operating expense. These offsetting tendencies resulted in currency fluctuations having an immaterial net effect on the operations of the Company over the last three years.

    The Company anticipates the difference between foreign currency net revenues and foreign currency operating expenses could become material in 1999, particularly with respect to the Japanese Yen and possibly certain European currencies. The Company has a program of entering into foreign currency hedges in an attempt to reduce the impact of currency fluctuations on the results of operations. There can be no assurance that such hedging activity will be successful in eliminating the effect of foreign currency fluctuations on results of operations.

    The Company believes that its consolidated financial statements accurately reflect the impact that inflation has, if any, on the results of operations of the Company and considers such impact to be immaterial for all periods presented.

SALE OF MARKETABLE SECURITIES, INTEREST EXPENSE, AND OTHER, NET

    ARM Holdings PLC (ARM) made an initial public offering (IPO) of its common stock in April 1998. As an early stage investor in ARM, the Company's investment equated to 2.5 million shares at the time of the IPO, and the Company participated in the IPO by selling approximately 20% of such shares. The Company's historical cost basis and carrying value of the ARM shares was not significant. As a result of the ARM IPO, the Company realized a gain of almost $4.7 million during the second quarter of 1998. Additionally, the Company sold a portion of its ARM investment in the fourth quarter of 1998 for a gain of $22.4 million, accounting for the total gain on sale of marketable securities. At December 25, 1998, the remaining investment in ARM is classified as available-for-sale. See Notes 2 and 7 of Notes to Consolidated Financial Statements.

    Interest expense decreased in 1998, as compared to 1997, primarily due to retirement of equipment loans in 1997 and early 1998, retirement of $7.7 million of the Company's Convertible Subordinated Notes (Notes) during the second half of 1998 and increased capitalized interest. Interest expense increased in 1997, as compared to 1996, primarily due to a decrease in capital expenditures and therefore lower capitalized interest. During periods of significant capital expansion, total interest expense is reduced through higher levels of interest capitalization; see "LIQUIDITY AND CAPITAL RESOURCES" below.

    Interest income and other expenses, net increased in 1998 from 1997 reflecting a $1.0 million gain on retirement of the Notes and higher cash, cash equivalents and marketable securities balances. Interest income and other expenses, net increased in 1997 from 1996 on higher balances of cash, cash equivalents and marketable securities, despite lower interest rates.

    The Company incurred immaterial foreign exchange gains and losses in 1998, 1997 and 1996.

PATENT MATTERS

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

PROVISION FOR TAXES ON INCOME

    The 1998 tax provision of 35% of income from continuing operations before taxes (pre-tax income) reflects the continued flow of pre-tax income through lower tax jurisdictions, begun in 1997, offset by taxes on the gain on sale of ARM.

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

    The tax rate for 1999 and each quarter therein and future tax rates may vary depending on the Company's overall operating results, the mix of income among tax jurisdictions and the Company's ability to use the tax carryforward benefits.

    Realization of the Company's deferred tax assets is dependent on generating sufficient U.S. taxable income in the future. Although realization is not assured, management believes it is more likely than not that remaining net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

SALE OF SUBSIDIARY

    In September 1997, the Company sold its software business, COMPASS, to Avant! for cash and Avant! common stock. As a result, the Company recognized an after-tax gain of approximately $7.7 million in the third quarter of 1997, net of the after-tax loss from COMPASS for the quarter of $2.9 million.

    The Company owned 394,000 shares of Avant! at December 25, 1998. The Company has not determined when it might sell the remaining Avant! common stock. The Company remains at risk for market price fluctuations until the Company disposes of the stock. These securities are identified as available-for-sale securities and were being traded at December 25, 1998 at a market value lower than that used to compute the gain on sale of COMPASS. There can be no assurance the market value of Avant! common stock will recover to the value used to compute the gain on sale of COMPASS. When the Company sells the Avant! common stock any realized gain or loss on sale will be part of future operations. See Notes 2 and 11 of Notes to Consolidated Financial Statements.

COSTS ASSOCIATED WITH THE PHILIPS OFFER

    The Company has engaged a number of advisors to assist in the evaluation of the Philips Offer and strategic alternatives to such offer and is involved in litigation relating to the Philips Offer. The costs associated with these matters will affect the Company's 1999 financial results of operations and the quarters therein. The Company is currently unable to estimate the total amount of such costs for 1999 or any of the quarters therein.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) beginning with the Company's 1998 first fiscal quarter. FAS 130 requires comprehensive income be reported with the same prominence as other financial statements. As such, the Company has included these amounts on the face of the income statement. Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for VLSI is comprised of changes in unrealized gains or losses on available-for-sale securities, net of tax.

    The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) in 1998. FAS 131 replaces previous related disclosure requirements. FAS 131 changes the definition and reporting of segments and geographic information. FAS 131 requires disclosure by operating segment of information such as profit and loss, assets and capital expenditures, major customers and types of products from which revenues are derived. FAS 131 requires interim reporting effective in 1999. See Note 14 of Notes to Consolidated Financial Statements.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Implementation of FAS 133 is required for years beginning after June 15, 1999. Upon adoption, transition adjustments will be reported in net income or other comprehensive income, as appropriate, reflecting the effect of a change in accounting principle. The Company has not concluded whether adoption of FAS 133 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    Other recent literature affecting the Company's financial statements include the Statements of Position (SOP's) issued by the Accounting Standards Committee (AcSEC). In March 1998, the AcSEC issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has concluded adoption of this SOP will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In April 1998, the AcSEC issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has concluded adoption of this SOP will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FACTORS AFFECTING FUTURE RESULTS

    The Company's business is subject to numerous risks, any one of which, alone or in combination, could have a material adverse effect on future results of operations. Some of these factors are:

    The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenue or earnings in any quarter fail to meet or exceed the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance, such as the Philips Offer referred to in Item 1 of Part I hereof. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Philips Offer may affect the timing and financial impact of the various risks described herein.

    During 1998 and 1997, the Company's top 20 customers represented approximately three-quarters of the Company's net revenues. During 1996, the Company's top 20 customers represented approximately two-thirds of the Company's net revenues. Shipments to a single customer in the communications business, Ericsson, accounted for 28% of net revenues in 1998, as compared to 29% of net revenues in 1997 and 17% in 1996. No other customer accounted for more than 10% of net revenues in any year. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations.

    The Company has a high concentration of sales to the communications and consumer digital entertainment markets. The communications and consumer digital entertainment markets are rapidly evolving and are characterized by intense competition among suppliers of integrated circuits, many of whom have substantially greater experience and resources than the Company. If the Company or its customers, due to competition or other factors, are unable to capture and maintain significant market share in these areas, there could be a material adverse effect on the Company's results of operations. Typically, the Company's results have followed a seasonal pattern, with stronger sales in the second half of the year, reflecting the buying pattern of the Company's communications and consumer digital entertainment customers.

    The Company currently generates approximately 56% of its net revenues (including export sales) from direct sales into countries outside of the United States, as illustrated in Note 14 of Notes to Consolidated Financial Statements. In addition, certain of the Company's customers generate greater portions of their sales from these international areas. If events in any of these markets have a significant impact on the Company's customers that result in declining orders, there could be a material adverse effect on the Company's results of operations. For effects of the weak Asian economy in 1998 see further discussion in "OVERVIEW" and "RESULTS OF OPERATIONS" herein.

    The Company's success depends on its ability to continue to develop and introduce new products that compete effectively on the basis of price and performance and that satisfy customer requirements. New product development often requires long-term forecasting of markets, market trends, development and implementation of new processes and technologies and substantial capital commitments. In addition, semiconductor design and process methodologies are subject to rapid technological change. Decreases in geometries call for ever-increasing sophisticated design efforts, more advanced manufacturing equipment and cleaner fabrication environments. If the Company is unable to design, develop, manufacture and market new products successfully in a timely manner, its operating results will be materially adversely affected. No assurance can be given that the Company's product and process development efforts will be successful, that new product introductions will achieve market acceptance or that the markets in question will develop.

    The Company's products are susceptible to severe pricing pressures such as were felt in 1998 by lower average selling prices. The Company continually attempts to pursue cost reductions, including process enhancements, in order to maintain acceptable gross profit margins. Gross profit margins also vary reflecting the impact of changes in the general condition of the economy, capacity utilization levels in the semiconductor industry, customer acceptance of new technologies and products, product functionality and capabilities, shifts in product mix, manufacturing yields and the effect of ongoing manufacturing cost reduction activities.

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

    The semiconductor industry has a history of cyclicality and is characterized by short product life cycles, continuous evolution of process technology, high fixed costs, additions of manufacturing capacity in large increments and wide fluctuations in product supply and demand. The industry can move from a period of capacity shortages to a period of excess capacity, or vice versa, in a very short time. During a period of excess capacity, profitability can drop sharply as factory utilization declines and high fixed costs of operating a wafer fabrication facility are spread over a lower net revenue base. During a period of capacity shortage, there can be no assurance that the Company can achieve timely, cost-effective access to additional capacity if and when needed. In the event future capacity is not available to VLSI when needed, future growth could be impaired.

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

    Semiconductor manufacturing also requires a constant upgrading of process technology to remain competitive. In 1998, the Company continued to invest in deep sub-micron manufacturing by ramping capacity for 0.25-micron technology and qualifying 0.20-micron technology in its San Antonio facility. The

Company has initiated the conversion of its wafer capability to eight-inch wafer production and expects to ramp up production in late 1999, with full production expected by the middle of 2000. Any significant expansion or upgrade of semiconductor manufacturing capacity could lead to inefficient manufacturing which could adversely affect the Company's results of operations.

    The Company relies on outside suppliers for all of its assembly and approximately one-third of its test operations. Allocations by these suppliers of assembly and test capacity to the Company depend on the Company's needs and supply availability during periods of capacity shortages. The Company has no material long-term contractual commitments from these suppliers. Any reduction in allocation from these suppliers could adversely affect the Company's results of operations. The Company's foreign subcontract manufacturing arrangements are subject to risks such as changes in government policies, transportation delays, fluctuations in foreign exchange rates and export and tax controls. While the Company has not experienced any supply issues as a result of business uncertainties in the Asia-Pacific area, there can be no assurances that changes in the Asia-Pacific economy will not affect the Company's Asia-Pacific-based suppliers thereby materially adversely affecting the Company's results of operations.

    The Company has produced more than 95% of its wafer requirements at its San Antonio facility in the last three years. Lengthy or recurring disruptions of operations at either the Company's production facilities or those of its subcontractors for any reason, such as fire or power failure, could cause significant delays in shipments until the Company could shift the products from an affected facility or subcontractor to another facility. The Company's San Jose facility, which includes a product test area, a primary shipping location, technology development and its computer center, is located near major earthquake faults. Should an earthquake or other natural disaster cause an interruption in operations, operating results could be materially adversely affected.

    The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions. Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations and may require material changes in production processes and products. The Company continually evaluates the adequacy of its reserve for asserted and unasserted patent matters. The reserve for patent matters is based on the best available information at that time and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change in the near term. The Company has been unable to determine the impact of a suit filed against VLSI and 25 other companies during 1998 for patent infringement. While the Company intends to vigorously defend itself against these charges, should the outcome of this matter be unfavorable, there could be a material adverse affect on the Company's financial position or results of operations.

    VLSI has entered into licensing agreements and technology exchange agreements with various strategic partners and other third parties in order to allow VLSI access to third party technology or to allow third parties access to the Company's technology. The Company is unable to predict whether license agreements can be obtained or renewed on terms acceptable to the Company or the magnitude of the costs associated with such terms. Failure to obtain or renew such licenses could have a material adverse affect on the Company's financial position or results of operations.

    Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including management and technical and design personnel. During the second half of 1998, the Company's President and Chief Operating Officer, Chief Financial Officer, General Counsel, and Senior Vice President, Computer and Consumer Products Group resigned from their positions at VLSI. The Company has filled several of these positions. The Company is currently in the process of filling open positions in the management and engineering arenas. Delays in replacing management may adversely affect implementation of the Company's strategic plans. Any significant delays in filling technical positions will lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products.

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

YEAR 2000 AND EURO

    In view of the approach of the Year 2000, it is incumbent that the Company take steps to ensure that computer programs used in connection with critical corporate functions are capable of properly managing and manipulating data that includes both 20th and 21st century dates (Year 2000 compliant). The Company is aware that certain computer programs that have been written using two digits rather than four to define the applicable year may not be Year 2000 compliant. Therefore the Company has established a Year 2000 coordination committee, co-chaired by the Company's Vice President and General Counsel and its Vice President and Corporate Controller who report directly to the Company's Chief Executive Officer, for the purpose of implementing a plan to minimize disruptions in the Company's operations caused by such computer programs. The coordination committee periodically reports to the Board of Directors on the status of the Company's Year 2000 compliance program.

    The Company's plan for addressing Year 2000 compliance consists of the following five phases: (1) Awareness--Year 2000 problem awareness promotion; (2) Analysis--system inventory and problem assessment, and the development of a plan prioritizing systems; (3) Renovation--system replacement, retirement, repair or upgrade to ensure Year 2000 compliance or contingency plans; (4) Validation--Year 2000 compliance testing and validation; and (5) Implementation--Year 2000 compliant solutions deployment. The Company's Year 2000 compliance program focuses on mission critical areas including core information technology (IT) systems (the computer center, IT technical services and business applications), manufacturing systems and equipment and Company products and suppliers. The Company has completed the Awareness phase for these areas.

    The Company has substantially completed the Analysis phase and begun the Renovation phase of its core IT systems. The Company expects to make substantial progress on the Renovation and Validation phases of its core IT systems by the middle of the third quarter of 1999. In connection with normal business operations, the Company is in the process of upgrading certain IT systems, including a uniform worldwide order management system, with systems the Company believes are Year 2000 compliant. The Company is also in the process of determining what modifications may be required to make its non-core IT systems Year 2000 compliant. While the Company currently expects that the Year 2000 will not pose significant IT operational problems, delays in the implementation of Year 2000 compliant IT systems, or a failure to fully identify and remedy all Year 2000 dependencies in the Company's IT systems could have a material adverse effect on the Company's results of operations.

    Determination as to whether the Company's manufacturing systems and equipment are Year 2000 compliant is based on evaluation of both the equipment and services provided by suppliers and the Company's integration of that equipment. The Company has completed the inventory and problem assessment steps of the Analysis phase with respect to its wafer fabrication manufacturing systems and equipment. The Company expects to complete the prioritization step of the Analysis phase and make substantial progress on the Renovation and Validation phases with respect to its wafer fabrication manufacturing systems and equipment by the middle of the third quarter of 1999. As previously discussed in "Factors Affecting Future Results" herein, VLSI relies on outside suppliers for all of its assembly and approximately one-third of its test operations. Although some of these suppliers have represented that they are Year 2000 compliant, the Company has not yet obtained results of tests confirming these representations and intends to address this in its contingency plans. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of Year 2000 compliant manufacturing systems and equipment, or a failure to fully identify and remedy Year 2000 dependencies in these systems could have a material adverse effect on the Company's results of operations.

    With respect to VLSI's products, the Analysis phase is nearing completion. The Company anticipates completing the Analysis phase by April 1999 and, as necessary, will notify its customers of the findings either by mail or by posting this information on the Company's website. To date, the Analysis phase has revealed that most of the circuitry the Company has designed and incorporated into the products it sells (VLSI-designed products) does not have a date feature or functionality which could cause these products to fail to be Year 2000 compliant. The Company does not anticipate that substantial actions will be necessary to address Year 2000 compliance problems for VLSI-designed products. The Company is unable to determine the extent to which Year 2000 compliant VLSI-designed products are incorporated into customers' products that, by virtue of the customers' overall product design, are not Year 2000 compliant. Many of the products the Company sells include circuitry designed, in whole or in part, by its customers (customer-designed functionality), and only the customer has the information necessary to determine if customer-designed functionality is Year 2000 compliant. As a result, the Company is unable to determine the degree of Year 2000 compliance of products VLSI has manufactured to the extent they incorporate customer-designed functionality. The inability of VLSI-designed products to properly manage and manipulate data in the Year 2000 could result in a material adverse impact on the Company, including lower revenues or increased warranty costs, customer satisfaction issues and potential lawsuits. Also, the loss of customer orders due to failure by customer products or customer-designed functionality not being Year 2000 compliant could have a material adverse effect on the Company.

    The Company has sent surveys to most of its suppliers to determine the extent to which the Company's capabilities are vulnerable to the failure of those suppliers to ensure Year 2000 compliance of their products or services. The Company is currently receiving responses to those surveys and anticipates that the Analysis phase with respect to critical suppliers will be completed by April 1999. The Company will proceed with the remaining Year 2000 compliance program phases for its suppliers as needed. However, the Company cannot guarantee that the systems and products of other companies on which it relies will be Year 2000 compliant. Failure of these systems and products to be Year 2000 compliant could have a material adverse effect on the Company.

    Based upon its efforts to date, the Company believes that the majority of its information systems, including its new uniform worldwide order management and other core IT systems, will be Year 2000 compliant by January 1, 2000. Accordingly, the Company does not currently anticipate that information systems failures will result in any material adverse effect on its operations or financial condition. During 1999, the Company will continue to expand its efforts to ensure that its manufacturing systems and equipment, its products and its suppliers will be prepared for the Year 2000. VLSI will also develop contingency plans to address any of these areas failing to become Year 2000 compliant. As the Company has not completed the Analysis phases for all significant areas to determine which areas may not be Year 2000 compliant, VLSI has not determined the most reasonably likely "worst-case" scenario the Company might face. Upon completion of the Analysis phase of all mission critical areas, the Company will be better able to estimate the most reasonably likely "worst-case" scenario it would face, the likelihood of such occurrence(s) and to begin developing contingency plans to address such occurrence(s). At this time, the Company cannot estimate either the likelihood or the potential financial impact of the most reasonably likely "worst-case" scenario.

    The Company has not yet developed a comprehensive contingency plan to address situations that may result if the Company, or any of the third parties upon which the Company depends, is unable to achieve Year 2000 compliance. The scope of VLSI's Year 2000 compliance program, including consideration of contingency plans, will continue to be evaluated as new information becomes available. The inability of the Company to develop or implement a comprehensive contingency plan addressing any non-compliant Year 2000 event that occurs, could result in a material adverse effect on the Company.

    The Company currently estimates that total costs associated with the Year 2000 compliance program will be less than $5 million, which the Company believes can be funded from currently available cash, cash equivalents, marketable securities and cash flow expected from operations. Through February 1999, the Company has spent approximately $0.4 million in connection with this program. The cost of implementing the uniform worldwide order management system, as well as other normal system upgrades, is not included in this figure. The replacement of such legacy systems is ongoing and was not accelerated due to the Year 2000 problem.

    Any critical unresolved Year 2000 problems could have a material adverse effect on the Company's results of operations, liquidity or financial condition. In addition, the Company's expectations about the future costs and timely and successful completion of its Year 2000 program are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the completion dates are the effectiveness of Renovation, Validation and Implementation efforts, the magnitude of related labor and consulting costs, the availability of qualified personnel and the success of the Company's suppliers and customers in becoming Year 2000 compliant.

    Effective January 1, 1999 eleven countries in Europe began the process of converting their sovereign currencies into one uniform currency, the EURO. As of January 1, 1999 these countries adopted the EURO as their legal currency with an aim to completely eliminate the sovereign currencies by July 1, 2002. The Company believes this change will not materially affect its business, information systems or consolidated financial position, results of operations or cash flows.

LIQUIDITY AND CAPITAL RESOURCES

    VLSI generates cash from operations, debt and equipment financings and sales of its securities. Principal uses of cash include purchases of capital equipment needed for semiconductor manufacturing and engineering, the repurchase of Company debt and equity securities and payments of debt and lease obligations. In 1998 as a result of the ARM IPO and additional sales of ARM securities (as previously discussed in "RESULTS OF OPERATIONS" above), the Company increased cash by approximately $27.1 million. In 1997, the Company received approximately $27.5 million in cash and 470,000 shares of Avant! stock in connection with the sale of COMPASS.

                                                                        1998        1997        1996
                                                                     ----------  ----------  ----------
                                                                                (THOUSANDS)
Cash, cash equivalents and marketable securities...................  $  294,381  $  283,484  $  205,759
Working capital....................................................  $  298,763  $  347,649  $  238,016
Stockholders' equity...............................................  $  555,050  $  516,395  $  470,479

    At December 25, 1998, total cash, cash equivalents and marketable securities increased $10.9 million from year end 1997 due primarily to proceeds received on the sale of ARM securities and market appreciation on the ARM securities. As of December 25, 1998, the fair market value gain adjustment in cash equivalents and marketable securities was $14.5 million. During 1997, total cash, cash equivalents and marketable securities increased $77.7 million from year end 1996 due primarily to net income and proceeds received on the sale of COMPASS. During 1996, total cash, cash equivalents and marketable securities decreased $159.8 million from year end 1995 due primarily to the ongoing capacity expansion of the Company's San Antonio fabrication facilities and the repurchase of Common Stock. Working capital was $298.8 million compared to $347.6 million at December 26, 1997 and $238.0 million at December 27, 1996.

    During 1998, the Company generated $106.9 million of cash from operations, a 35% decrease from the $164.1 million of cash generated from operations for 1997 and a 20% decrease from the $134.0 million of cash generated from operations for 1996. The lower cash from operations in 1998 primarily reflects lower net income on reduced net revenues. Accounts receivable decreased $29.0 million in 1998 while having increased $2.9 million in 1997 (adjusted for the disposal of COMPASS) and decreased $7.1 million in 1996. Inventory decreased $8.8 million in 1998 consistent with lower demand and increased attention to control of inventories, which included a change to assembly vendor-supplied raw materials. Inventory levels decreased $4.5 million in 1997 as a result of closing the San Jose fabrication facility. Inventory decreased $4.5 million in 1996, reflecting product mix changes from computer to communications and consumer products. Accounts payable, income taxes payable and accrued liabilities decreased $37.4 million in 1998 primarily reflecting reduced taxes payable, consideration paid in relation to the Motorola settlement (as previously discussed in "RESULTS OF OPERATIONS" above), and the effects of the Company's cost reduction programs. Accounts payable, income taxes payable and accrued liabilities decreased $20.4 million in 1997 (adjusted for the disposal of COMPASS) primarily due to cash outlay for employee and severance costs and losses associated with sales commitments and customer accommodations included in the reserve for special charges offset by increases in other accrued liabilities. Accounts payable, income taxes payable and accrued liabilities decreased $13.5 million in 1996 due to less volume with outside wafer suppliers and assembly and test operations. The effect of deferred income taxes on cash generated by operations was unusually high in 1996 due to the special charges recorded in the fourth quarter of 1996.

    Cash used for investing activities was $159.0 million for 1998, as compared to $48.1 million for 1997 and $154.7 million for 1996. VLSI invested $187.1 million in property, plant and equipment during 1998 compared to $88.9 million in 1997 and $245.1 million in 1996. Capital additions during 1998, 1997 and 1996 were financed primarily by cash. The 1998 investments in property, plant and equipment were used to expand deep sub-micron wafer fabrication capability at the San Antonio facility, implement the San Jose Technology Development Center's eight-inch prototype line, deploy EDA tools, prepare to convert the San Antonio facility from six-inch to eight-inch wafer technology and upgrade other equipment. The 1996 investments in property, plant and equipment focused on facilitization and equipment for expansion of the San Antonio facility. Investments during each of the three years through 1998 also included acquisition of equipment for sub-micron wafer fabrication, upgrades to manufacturing and office facilities and computers and software to support research and development activity. In 1998 and 1997, the Company used sale-leaseback arrangements to finance manufacturing equipment. Under such arrangements, the Company sold $36.3 million of equipment (a portion of which was under equipment loans) in 1998, while during 1997, the Company sold $26.6 million of equipment (all subject to equipment loans). The related equipment is now subject to operating leases. Gains realized on the sale-leasebacks are deferred and amortized against future rent expense. The Company realized net cash proceeds of $25.5 million from the sale of COMPASS during 1997. The Company's purchases of marketable securities exceeded proceeds from maturities and sales of marketable securities in 1998 and 1997, while in 1996 proceeds from maturities exceeded purchases. This change reflects reduced capital expenditures in 1998 and 1997 compared to 1996.

    Cash used for financing activities was $19.4 million in 1998 compared to $61.2 million in 1997 and $23.4 million in 1996. In the second half of 1998, the Company used $6.6 million to repurchase a portion of the Notes. During 1998 and 1997, the Company accelerated repayment of certain secured equipment loans in conjunction with the sale-leaseback of equipment. The Company repurchased shares of the Company's Common Stock in 1998, 1997 and 1996 for a total cost of $14.1 million, $49.8 million and $27.2 million, respectively. A portion of these Treasury Shares has been reissued through the Company's employee stock purchase plan and stock option plans. The Company may from time to time continue to repurchase additional shares.

    In September and October 1998, the Company made available to all employees the choice to reprice previously granted options. Regranted repriced options will retain their prior vesting schedule, but will not be exercisable for nine months from the date of regrant. Options to purchase approximately 5.7 million shares, at original prices ranging from $7.50 to $37.00 per share, were regranted at the fair market value as of the effective dates of the repricings, which ranged from $7.38 to $7.50 per share. See Note 9 of Notes to Consolidated Financial Statements.

    In October 1997, the Company entered into an agreement with Wafer Technology (Malaysia) Sdn Bhd, a Malaysian company (WTM), whereby WTM would build a deep sub-micron subcontract wafer fabrication facility in Malaysia as well as to mutually convert and operate the VLSI San Jose wafer fabrication facility as a prototype and development facility. However, revised projections of manufacturing capacity requirements and improvements in Company-owned wafer fabrication make it possible for the Company to satisfy projected demand from existing facilities, supplemented by the availability of outsourcing to subcontract manufacturers. As a result, the parties have agreed not to pursue this project. VLSI purchased approximately $21.8 million of equipment from WTM and installed the equipment in the San Jose Technology Development Center.

                                                                        1998        1997        1996
                                                                     ----------  ----------  ----------
                                                                                (THOUSANDS)
Capital expenditures...............................................  $  187,101  $   88,949  $  245,116

    VLSI currently estimates that total budgeted capital expenditures for 1999 will be approximately $150 to $200 million, primarily for converting from six-inch to eight-inch wafer technology at the San Antonio fabrication facility, deep sub-micron wafer fabrication capability, EDA tools deployment and other equipment upgrades. As VLSI pursues large manufacturing capital projects in increasingly complex technologies, more time is needed to bring manufacturing capabilities on-line. Accordingly, VLSI will continue to capitalize interest on these capital projects. Of such planned 1999 capital expenditures, the level of which could change as necessary during the year, VLSI had outstanding commitments for purchases of equipment and EDA licenses of approximately $26.8 million at December 25, 1998.

    At December 25, 1998, VLSI was in violation of one of its covenants under the agreement for a $100.0 million committed line of credit. The Company has never borrowed under this agreement. The Company has not obtained waivers and is considering whether to renegotiate the line of credit. However, there can be no assurance that the syndicate of banks will renew the credit facility. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, additional equipment financings and offerings of debt or equity securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST AND CURRENCY RATE EXPOSURES

    In the normal course of business, the financial position of the Company is routinely subjected to a variety of risks, including market risk associated with interest rate movements, currency rate movements on non-U.S. dollar denominated assets and liabilities and collectibility of accounts receivable. The Company regularly assesses these risks and has established policies and business practices to protect against the adverse effects of these and other potential exposures. As a result, the Company does not anticipate material losses in these areas. See Notes 1 and 2 of Notes to Consolidated Financial Statements in Item 8 of Part II herein.

    For purposes of specific risk analysis, the Company uses sensitivity analysis to determine the impacts that market risk exposures may have on the fair values of the Company's financial instruments. The financial instruments included in the sensitivity analysis consist of all of the Company's cash and cash equivalents, marketable instruments, debt and all derivative financial instruments. Currency forward contracts and currency options constitute the Company's portfolio of derivative financial instruments.

    To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The hypothetical change in market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at December 25, 1998 and December 26, 1997. The hypothetical market values that result from these computations are compared to the market values of these financial instruments at December 25, 1998 and December 26, 1997. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

    The results of the sensitivity analysis at December 25, 1998 and December 26, 1997 are as follows:

    Interest Rate Risk on Investments: A 100 basis point decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair values of the Company's financial instruments by $1.7 million and $0.3 million, respectively. A 100 basis point increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair values of the Company's financial instruments by $1.7 million and $0.3 million, respectively.

    Interest Rate Risk on Debt: A 100 basis point decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair values of the Company's subordinated debt by $17.5 million and $22.2 million, respectively. A 100 basis point increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair values of the Company's subordinated debt by $17.5 million and $22.2 million, respectively.

    Foreign Currency Exchange Risk: A 10% movement in levels of foreign currency exchange rates, 20% for Asian currencies, against the U.S. dollar with all other variables held constant would result in a decrease in the fair values of the Company's financial instruments by $2.1 million and $0.1 million, respectively, or an increase in the fair values of the Company's financial instruments by $1.4 million and $0.7 million, respectively.

    All of the potential changes noted above are based on pertinent information available to management as of December 25, 1998 and December 26, 1997, respectively. Although management is not aware of any factors that would significantly affect these estimates, actual results may differ significantly from the amounts presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The chart entitled "Financial Information by Quarter (Unaudited)" contained in Item 5 of Part II hereof is hereby incorporated by reference into this Item 8 of Part II of this Form 10-K.

                             VLSI TECHNOLOGY, INC.
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 25, 1998
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

    Consolidated Financial Statements Included in Item 8:

                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young LLP, Independent Auditors..........................................................          28
Consolidated Statements of Income and Comprehensive Income for each of the three years in the period ended
  December 25, 1998........................................................................................          29
Consolidated Balance Sheets at December 25, 1998 and December 26, 1997.....................................          30
Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December
  25, 1998.................................................................................................          31
Consolidated Statements of Cash Flows for each of the three years in the period ended December 25, 1998....          32
Notes to Consolidated Financial Statements.................................................................          33
Consent of Ernst & Young LLP, Independent Auditors.........................................................          69
Schedule for each of the three years in the period ended December 25, 1998 included in Item 14(a):
  II - Valuation and Qualifying Accounts and Reserves......................................................          70

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
of VLSI Technology, Inc.

    We have audited the accompanying consolidated balance sheets of VLSI Technology, Inc. as of December 25, 1998 and December 26, 1997 and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 25, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VLSI Technology, Inc. at December 25, 1998 and December 26, 1997, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          _________/s/ ERNST & YOUNG LLP________
                                                    ERNST & YOUNG LLP

San Jose, California
January 18, 1999

                             VLSI TECHNOLOGY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                      THREE YEARS ENDED DECEMBER 25, 1998

                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
Net revenues.......................................................................  $ 547,804  $ 712,653  $ 669,017
Cost of sales......................................................................    333,308    404,709    424,287
                                                                                     ---------  ---------  ---------
Gross profit.......................................................................    214,496    307,944    244,730
                                                                                     ---------  ---------  ---------
Operating expenses:
  Research and development.........................................................    111,708     98,434     88,617
  Marketing, general and administrative............................................     93,769    114,011    111,167
  Special charges (Note 10)........................................................      7,400         --    114,364
                                                                                     ---------  ---------  ---------
Operating income (loss)............................................................      1,619     95,499    (69,418)
Gain on sale of marketable securities (Note 7).....................................     27,067         --         --
Interest income and other expenses, net............................................     15,536     13,581     12,065
Interest expense...................................................................    (12,041)   (17,785)   (13,036)
Patent matters (Note 5)............................................................         --         --     (7,500)
                                                                                     ---------  ---------  ---------
Income (loss) from continuing operations before provision (benefit) for taxes on
  income (loss)....................................................................     32,181     91,295    (77,889)
Provision (benefit) for taxes on income (loss) (Note 13)...........................     11,265     24,650    (31,931)
                                                                                     ---------  ---------  ---------
Income (loss) from continuing operations...........................................     20,916     66,645    (45,958)
Loss from discontinued operation, net of taxes (Note 11)...........................         --     (2,550)    (3,589)
Gain on disposal, net of taxes (Note 11)...........................................         --      7,723         --
                                                                                     ---------  ---------  ---------
Net income (loss)..................................................................     20,916     71,818    (49,547)
                                                                                     ---------  ---------  ---------

Other comprehensive income (loss), net of tax (Note 7):
  Unrealized gain (loss) on available-for-sale securities, net of reclassification
    adjustment.....................................................................     11,338     (2,364)        --
                                                                                     ---------  ---------  ---------
Comprehensive income (loss)........................................................  $  32,254  $  69,454  $ (49,547)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

Net income (loss) per share (Note 8):
  Basic:
    Continuing operations..........................................................  $    0.45  $    1.43  $   (1.00)
    Discontinued operation.........................................................         --       0.12      (0.08)
                                                                                     ---------  ---------  ---------
    Total..........................................................................  $    0.45  $    1.55  $   (1.08)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------
  Diluted:
    Continuing operations..........................................................  $    0.44  $    1.36  $   (1.00)
    Discontinued operation.........................................................         --       0.11      (0.08)
                                                                                     ---------  ---------  ---------
    Total..........................................................................  $    0.44  $    1.47  $   (1.08)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

  Weighted average common shares outstanding--Basic................................     45,993     46,479     45,877
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

  Weighted average common shares outstanding and assumed conversions--Diluted......     47,511     48,978     45,877
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.
                          CONSOLIDATED BALANCE SHEETS
          (DOLLARS AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       DECEMBER 25,  DECEMBER 26,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents (Note 2).................................................   $  122,460    $  193,899
  Marketable securities (Note 2).....................................................      171,921        89,585
  Accounts receivable, net of allowance for doubtful accounts and customer returns of
    $1,700 ($2,000 in 1997)..........................................................       81,890       110,869
  Inventories:
    Raw materials and work-in-process................................................       31,691        43,361
    Finished goods...................................................................       11,405         8,514
                                                                                       ------------  ------------
      Total inventories..............................................................       43,096        51,875
  Deferred and refundable income taxes (Note 13).....................................       54,382        82,870
  Prepaid expenses and other current assets..........................................        8,962         4,779
                                                                                       ------------  ------------
      Total current assets...........................................................      482,711       533,877
                                                                                       ------------  ------------
Property, plant and equipment:
  Land...............................................................................       21,045        17,764
  Buildings and leasehold improvements...............................................      130,360       106,174
  Machinery and equipment............................................................      632,283       632,480
  Construction-in-progress...........................................................       80,371        20,898
                                                                                       ------------  ------------
                                                                                           864,059       777,316
  Accumulated depreciation and amortization..........................................     (435,128)     (396,412)
                                                                                       ------------  ------------
    Net property, plant and equipment................................................      428,931       380,904
Other assets.........................................................................       10,403         7,297
                                                                                       ------------  ------------
                                                                                        $  922,045    $  922,078
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................................................   $   98,739    $   57,469
  Accrued compensation and benefits..................................................       31,631        31,091
  Income taxes.......................................................................        5,448        11,436
  Patent matters (Note 5)............................................................       13,914        23,738
  Other accrued liabilities..........................................................       34,216        59,620
  Current portion of long-term debt (Note 3).........................................           --         2,874
                                                                                       ------------  ------------
      Total current liabilities......................................................      183,948       186,228
                                                                                       ------------  ------------
Long-term debt (Notes 2 and 3).......................................................      164,808       182,039
Other long-term obligations..........................................................       18,239        24,960
Deferred income taxes (Note 13)......................................................           --        12,456
Commitments and contingencies (Note 4)
Stockholders' equity (Note 6):
  Preferred Shares, $0.01 par value; 2,000 shares authorized.........................           --            --
  Common Stock, $0.01 par value; 200,000 shares authorized, 47,301 shares issued
    (47,301 in 1997).................................................................          473           473
  Treasury Stock, at cost, 1,396 shares (1,495 in 1997)..............................      (14,941)      (32,653)
  Additional paid-in capital.........................................................      448,228       459,539
  Retained earnings..................................................................      112,316        91,400
  Accumulated other comprehensive income (Note 7)....................................        8,974        (2,364)
                                                                                       ------------  ------------
  Total stockholders' equity.........................................................      555,050       516,395
                                                                                       ------------  ------------
                                                                                        $  922,045    $  922,078
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (DOLLARS AND SHARES IN THOUSANDS)
                      THREE YEARS ENDED DECEMBER 25, 1998

                                        COMMON SHARES                                                            ACCUMULATED
                                                                TREASURY SHARES      ADDITIONAL                     OTHER
                                   ------------------------  ----------------------    PAID-IN     RETAINED     COMPREHENSIVE
                                     SHARES       AMOUNT       SHARES      AMOUNT      CAPITAL     EARNINGS        INCOME
                                   -----------  -----------  -----------  ---------  -----------  -----------  ---------------
BALANCES AT DECEMBER 29, 1995....      47,194    $     472           --   $      --   $ 461,028    $  69,129      $      --
                                   -----------       -----   -----------  ---------  -----------  -----------       -------
Treasury Shares acquired.........          --           --       (1,800)    (27,181)         --           --             --
Issuance of Common and Treasury
  Shares under:
  Employee stock purchase plan...          --           --          628       9,489        (851)          --             --
  Stock option plans.............          46           --          619       9,343      (5,003)          --             --
Tax benefits related to stock
  plans (Note 9).................          --           --           --          --       3,600           --             --
Net loss.........................          --           --           --          --          --      (49,547)            --
                                   -----------       -----   -----------  ---------  -----------  -----------       -------
BALANCES AT DECEMBER 27, 1996....      47,240          472         (553)     (8,349)    458,774       19,582             --
                                   -----------       -----   -----------  ---------  -----------  -----------       -------
Treasury Shares acquired.........          --           --       (2,500)    (49,770)         --           --             --
Issuance of Common and Treasury
  Shares under:
  Employee stock purchase plan...          54            1          514      11,830      (3,055)          --             --
  Stock option plans.............           7           --        1,044      13,636      (2,480)          --             --
Tax benefits related to stock
  plans (Note 9).................          --           --           --          --       6,300           --             --
Other comprehensive income, net
  of tax (Note 7)................          --           --           --          --          --           --         (2,364)
Net income.......................          --           --           --          --          --       71,818             --
                                   -----------       -----   -----------  ---------  -----------  -----------       -------
BALANCES AT DECEMBER 26, 1997....      47,301          473       (1,495)    (32,653)    459,539       91,400         (2,364)
                                   -----------       -----   -----------  ---------  -----------  -----------       -------
Treasury Shares acquired.........          --           --       (1,355)    (14,111)         --           --             --
Issuance of Common and Treasury
  Shares under:
  Employee stock purchase plan...          --           --          894      21,363      (9,590)          --             --
  Stock option plans.............          --           --          320       5,460      (1,721)          --             --
  Motorola settlement (Note 5)...          --           --          240       5,000          --           --             --
Other comprehensive income, net
  of tax (Note 7)................          --           --           --          --          --           --         11,338
Net income.......................          --           --           --          --          --       20,916             --
                                   -----------       -----   -----------  ---------  -----------  -----------       -------
BALANCES AT DECEMBER 25, 1998....      47,301    $     473       (1,396)  $ (14,941)  $ 448,228    $ 112,316      $   8,974
                                   -----------       -----   -----------  ---------  -----------  -----------       -------
                                   -----------       -----   -----------  ---------  -----------  -----------       -------


                                       TOTAL
                                   STOCKHOLDERS'
                                      EQUITY
                                   -------------
BALANCES AT DECEMBER 29, 1995....    $ 530,629
                                   -------------
Treasury Shares acquired.........      (27,181)
Issuance of Common and Treasury
  Shares under:
  Employee stock purchase plan...        8,638
  Stock option plans.............        4,340
Tax benefits related to stock
  plans (Note 9).................        3,600
Net loss.........................      (49,547)
                                   -------------
BALANCES AT DECEMBER 27, 1996....      470,479
                                   -------------
Treasury Shares acquired.........      (49,770)
Issuance of Common and Treasury
  Shares under:
  Employee stock purchase plan...        8,776
  Stock option plans.............       11,156
Tax benefits related to stock
  plans (Note 9).................        6,300
Other comprehensive income, net
  of tax (Note 7)................       (2,364)
Net income.......................       71,818
                                   -------------
BALANCES AT DECEMBER 26, 1997....      516,395
                                   -------------
Treasury Shares acquired.........      (14,111)
Issuance of Common and Treasury
  Shares under:
  Employee stock purchase plan...       11,773
  Stock option plans.............        3,739
  Motorola settlement (Note 5)...        5,000
Other comprehensive income, net
  of tax (Note 7)................       11,338
Net income.......................       20,916
                                   -------------
BALANCES AT DECEMBER 25, 1998....    $ 555,050
                                   -------------
                                   -------------

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                      THREE YEARS ENDED DECEMBER 25, 1998

                                                                                     1998       1997       1996
                                                                                   ---------  ---------  ---------
Increase (decrease) in cash and cash equivalents
Operating activities:
  Net income (loss)..............................................................  $  20,916  $  71,818  $ (49,547)
  Adjustments to reconcile net income (loss) to cash generated by operations:
    Depreciation and amortization................................................    104,160    108,995    113,674
    Special charges..............................................................      7,400         --    115,620
    Gain on sale of marketable securities........................................    (27,067)        --         --
    Gain on repurchase of convertible notes......................................       (934)        --         --
    Deferred income taxes........................................................     20,951     15,953    (45,287)
    Gain on sale of COMPASS, before loss from discontinued operation.............         --    (10,592)        --
  Changes in operating assets and liabilities:
    Accounts receivable..........................................................     28,979     (2,920)     7,130
    Inventories..................................................................      8,779      4,486      4,488
    Refundable income taxes......................................................    (10,990)    (2,035)     4,361
    Accounts payable, income taxes payable and accrued liabilities...............    (37,406)   (20,446)   (13,452)
    Other........................................................................     (7,865)    (1,130)    (2,973)
                                                                                   ---------  ---------  ---------
      Cash generated by operations...............................................    106,923    164,129    134,014
                                                                                   ---------  ---------  ---------
Investing activities:
  Purchases of marketable securities.............................................   (309,137)  (235,787)  (161,968)
  Proceeds from sale of marketable securities....................................     69,016         --         --
  Proceeds from maturities of marketable securities..............................    202,916    221,140    277,685
  Purchases of property, plant and equipment.....................................   (158,012)   (85,551)  (270,466)
  Sale of property, plant and equipment..........................................     36,250     26,600         --
  Proceeds from sale of COMPASS, net of cash sold................................         --     25,516         --
                                                                                   ---------  ---------  ---------
      Net cash used for investing activities.....................................   (158,967)   (48,082)  (154,749)
                                                                                   ---------  ---------  ---------
Financing activities:
  Payments on debt and capital lease obligations.................................    (14,182)   (31,595)    (9,153)
  Purchase of Treasury Shares....................................................    (14,111)   (49,770)   (27,181)
  Issuance of Common and Treasury Shares.........................................     15,512     20,143     12,978
  Repurchase of Convertible Notes................................................     (6,614)        --         --
                                                                                   ---------  ---------  ---------
      Net cash used for financing activities.....................................    (19,395)   (61,222)   (23,356)
                                                                                   ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.............................    (71,439)    54,825    (44,091)
Cash and cash equivalents, beginning of period...................................    193,899    139,074    183,165
                                                                                   ---------  ---------  ---------
Cash and cash equivalents, end of period.........................................  $ 122,460  $ 193,899  $ 139,074
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Supplemental disclosure:
  Cash outflows for property, plant and equipment................................  $ 158,012  $  85,551  $ 270,466
  Change in accrued capital additions............................................     29,089      3,398    (25,350)
                                                                                   ---------  ---------  ---------
  Property, plant and equipment additions........................................  $ 187,101  $  88,949  $ 245,116
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Interest paid..................................................................  $  15,648  $  19,353  $  20,496
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
  Income taxes paid, net.........................................................  $   8,071  $  10,510  $   4,558
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

          See accompanying Notes to Consolidated Financial Statements.

                             VLSI TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE YEARS ENDED DECEMBER 25, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION. The consolidated financial statements include the accounts of VLSI Technology, Inc. (VLSI or the Company) and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform to the current period presentation.

    FISCAL YEAR. The Company's fiscal year ends on the last Friday in December. Fiscal years 1998, 1997 and 1996 ended December 25, 26 and 27, respectively. All years presented herein consisted of 52 weeks. Fiscal year 1999 will consist of 53 weeks. References to 1998, 1997 and 1996 shall be to the respective fiscal year unless otherwise stated or the context otherwise requires.

    CASH EQUIVALENTS AND MARKETABLE SECURITIES. Cash equivalents reflect highly liquid short-term investments with original maturities of three months or less. These investments are readily convertible to known amounts of cash, while equity securities and investments with original maturities greater than 90 days are considered marketable securities. The Company classifies marketable securities as available-for-sale and records the unrealized gains and losses in a separate component of equity as accumulated other comprehensive income, as well as reporting the changes in such balances on the face of the income statement as other comprehensive income.

    CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject VLSI to concentration of credit risk consist principally of cash equivalents, marketable securities and trade receivables. VLSI invests cash through high-credit-quality financial institutions. The Company's trade receivables primarily are derived from sales to manufacturers of communications products, consumer products and computer systems. Management believes that any risk of accounting loss is reduced due to the diversity of its products, end customers and geographic sales areas. VLSI performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

    MANUFACTURING CONCENTRATIONS. While VLSI operates and maintains its own wafer manufacturing facility, the Company relies on outside suppliers for all of its assembly and approximately one-third of its test operations. Allocations by these suppliers of assembly and test capacity to the Company depend on the Company's needs and supply availability during periods of capacity shortages. The Company has no long-term contractual commitments from these suppliers. Any reduction in allocation from these suppliers could adversely affect the Company's results of operations. The Company's foreign subcontract manufacturing arrangements are subject to risks such as changes in government policies, transportation delays, fluctuations in foreign exchange rates and export and tax controls. While the Company has not experienced any supply issues as a result of business uncertainties in the Asia-Pacific area, there can be no assurances that changes in the Asia-Pacific economy will not affect the Company's Asia-Pacific-based suppliers thereby materially adversely affecting the Company's results of operations.

    INVENTORIES. Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis (which approximates actual cost); market is based upon estimated net realizable value. The valuation of inventory at the lower of cost or market requires the use of estimates as to the amounts of current inventory that will be sold. These estimates are dependent on the Company's assessment of current and expected orders from its customers, given that orders, particularly of standard

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) products, such as devices for cellular handsets, are subject to cancellation with limited advance notice prior to shipment. It is reasonably possible that the recoverability of the Company's investment in inventory will change in the near term. No estimate can be made of a range of amounts of customer cancellations that would materially affect the consolidated financial statements.

    PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are stated at cost. Depreciation and amortization are provided on the straight-line method for financial reporting purposes (generally 5 years for machinery and equipment and 5 to 25 years for buildings and leasehold improvements) and on accelerated methods for tax purposes. The valuation of property, plant and equipment at depreciated cost requires use of estimates as to the useful lives and salvage value of these assets. As the Company competes in an industry that relies on rapidly changing technology and manufacturing developments, the actual useful lives and salvage values may eventually prove to be lower than those estimated. No estimate can be made of a range of amounts of loss that are reasonably possible should actual lives prove lower than estimated.

    REVENUES. Revenues from silicon product sales to customers are recognized upon shipment. Revenues relating to the licensing of technology are generally recognized when the significant contractual obligations have been fulfilled and the fees are billable.

    TRANSLATION OF FOREIGN CURRENCIES. The functional currency of the majority of the Company's larger foreign subsidiaries is the U.S. dollar. Results from foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Net foreign currency transaction losses included in interest income and other expenses, net, were not material in 1998, 1997 and 1996. Foreign translation gains and losses and the effect of foreign currency exchange rate fluctuations on cash flows in all years have not been material.

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

    The forward contracts and options position at December 25, 1998 relates to hedging foreign currency net asset and liability positions as well as foreign currency revenue through 1999 and consists of foreign

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) exchange forward contracts to sell $12.8 million in foreign currency, buy $4.3 million in foreign currency and options to sell $4.2 million in foreign currency. These contracts mature through December 1999 and are with major international financial institutions.

    CAPITALIZED INTEREST. Of total interest expenditures in 1998, 1997 and 1996 of $15.2 million, $19.4 million and $19.6 million, respectively, the Company capitalized $3.2 million, $1.6 million and $6.6 million.

    STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation to employees and outside directors using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations (APB 25). See Note 9 for the pro forma disclosure required in accordance with Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) had the Company used the fair value method to account for its stock-based compensation awards granted subsequent to December 30, 1994. Technical Bulletin 97-1, "Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option" (FASTB 97-1), issued by the Financial Accounting Standards Board, is effective for stock-based awards granted on or after January 1, 1998. The Company administers its Employee Stock Purchase Plan such that the look-back provisions therein do not cause the Company to incur compensation expense.

    NET INCOME (LOSS) PER SHARE. The Company calculates the net income (loss) per share in accordance with Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Basic net income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income
(loss) per share is very similar to the previously reported fully diluted net income (loss) per share.

    USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

    SIGNIFICANT NEW ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). FAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. Implementation of FAS 133 is required for years beginning after June 15, 1999. Upon adoption, transition adjustments will be reported in net income or other comprehensive income, as appropriate, reflecting the effect of a change in accounting principle. The Company has not concluded whether adoption of FAS 133 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

2. FAIR VALUE DISCLOSURES

    The following estimated fair values have been determined by the Company using available market information.

    Cash, cash equivalents and marketable securities--The carrying amounts of these items are their fair values.

    Debt (See Note 3)--Quoted market prices of the Company's convertible debt are currently available.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

2. FAIR VALUE DISCLOSURES (CONTINUED)
    Foreign currency contracts and options--The estimated fair value of foreign currency contracts and options is based on quoted market prices obtained from dealers.

    The carrying amount and fair value of the Company's financial instruments at December 25, 1998 and December 26, 1997 are as follows:

                                                                       CARRYING
1998                                                                    AMOUNT     FAIR VALUE
--------------------------------------------------------------------  -----------  -----------
                                                                            (THOUSANDS)
Cash and cash equivalents...........................................  $   122,460  $   122,460
Marketable securities...............................................  $   171,921  $   171,921
Long-term debt......................................................  $  (164,808) $  (154,095)
Foreign currency contracts..........................................  $      (652) $      (707)
Options.............................................................  $       363  $        81

                                                                       CARRYING
1997                                                                    AMOUNT     FAIR VALUE
--------------------------------------------------------------------  -----------  -----------
                                                                            (THOUSANDS)
Cash and cash equivalents...........................................  $   193,899  $   193,899
Marketable securities...............................................  $    89,585  $    89,585
Short-term debt.....................................................  $    (2,874) $    (3,045)
Long-term debt......................................................  $  (182,039) $  (177,836)
Foreign currency contracts..........................................  $     1,200  $     1,173
Options.............................................................  $       853  $       862

    The fair value estimates presented are based on pertinent information available to management as of December 25, 1998 and December 26, 1997, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since such dates, and current estimates of fair value may differ significantly from the amounts presented.

    The Company classifies marketable securities as available-for-sale or held-to-maturity at the time of purchase and re-evaluates such designation as of each balance sheet date in accordance with the nature of the securities and the intent and investment goals of the Company. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized over the life of the investment to interest income. Marketable equity securities, and debt securities not classified as held-to-maturity, are classified as available-for-sale and reported at fair value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in stockholders' equity until their disposition. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

2. FAIR VALUE DISCLOSURES (CONTINUED)
    All marketable securities at December 25, 1998 were classified as available-for-sale securities and are categorized in the following table.

                                                                           GROSS UNREALIZED
                                                             AMORTIZED   --------------------  ESTIMATED
                                                                COST       GAINS     LOSSES    FAIR VALUE
                                                             ----------  ---------  ---------  ----------
                                                                             (THOUSANDS)
Cash equivalents:
  Commercial paper.........................................  $   39,272  $       1  $       1  $   39,272
  Money market funds.......................................      68,246         --         --      68,246
Marketable securities:
  Commercial paper.........................................       4,627         32         --       4,659
  Governmental securities..................................      69,279        238         30      69,487
  Certificates of deposit..................................      23,012        117         --      23,129
  Corporate bonds..........................................      50,332         52        204      50,180
  Common stock.............................................      10,149     19,243      4,926      24,466
                                                             ----------  ---------  ---------  ----------
Total......................................................  $  264,917  $  19,683  $   5,161  $  279,439
                                                             ----------  ---------  ---------  ----------
                                                             ----------  ---------  ---------  ----------

    Investments in debt securities totaling $59.3 million mature within one year, $84.4 million mature after one through five years and $3.8 million mature after five through ten years.

    All marketable securities at December 26, 1997 were classified as available-for-sale securities and are categorized in the following table. Investments in debt securities matured through 1998.

                                                                     GROSS UNREALIZED LOSSES
                                                         AMORTIZED   -----------------------  ESTIMATED
                                                            COST                              FAIR VALUE
                                                         ----------        (THOUSANDS)        ----------
Cash equivalents:
  Commercial paper.....................................  $   37,909         $       3         $   37,906
  Certificates of deposit..............................       7,010                --              7,010
  Governmental securities..............................       9,795                 4              9,791
  Money market funds...................................      32,417                --             32,417
Marketable securities:
  Commercial paper.....................................      68,319                 8             68,311
  Governmental securities..............................       8,000                 5              7,995
  Certificates of deposit..............................       4,001                 1              4,000
  Bankers' acceptance..................................         975                --                975
  Common stock.........................................      12,090             3,786              8,304
                                                         ----------            ------         ----------
Total..................................................  $  180,516         $   3,807         $  176,709
                                                         ----------            ------         ----------
                                                         ----------            ------         ----------

    In 1998, the realized gain on sales of available-for-sale securities was $27.1 million as a result of the sale of ARM Holdings PLC (ARM) securities. There were no material gains or losses realized on sales of available-for-sale securities during 1997. See Note 7.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

3. LONG-TERM DEBT

    Total debt at December 25, 1998 and December 26, 1997 consists of the following:

                                                                           1998        1997
                                                                        ----------  ----------
                                                                             (THOUSANDS)
8.25% Convertible Subordinated Notes, due 2005........................  $  164,808  $  172,500
Other.................................................................          --      12,413
                                                                        ----------  ----------
Total debt............................................................     164,808     184,913
Less current portion..................................................          --       2,874
                                                                        ----------  ----------
Long-term portion.....................................................  $  164,808  $  182,039
                                                                        ----------  ----------
                                                                        ----------  ----------

    Interest on the 8.25% Convertible Subordinated Notes (Notes) is payable on April 1 and October 1 of each year. The Notes are convertible into shares of VLSI Common Stock at any time on or before the close of business on the last trading day prior to maturity, unless previously redeemed, at a conversion price of $54.80 per share, subject to adjustment in certain events. The Notes are redeemable, in whole or in part, at the option of the Company, upon at least 15 days' notice, at redemption prices starting at 102.5% and at diminishing prices thereafter, plus accrued interest, except that the Notes may not be redeemed prior to October 3, 1999 unless the closing price of the Common Stock is at least 125% of the conversion price for at least 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the notice of redemption. The Notes are unsecured and subordinated in right of payment in full to all existing and future Senior Debt of the Company (as defined). The Company expects from time to time to incur indebtedness constituting Senior Debt. During 1998, the Company repurchased $7.7 million (face value) through the open market and does not maintain any formal repurchase programs for the Notes.

    In December 1997, VLSI entered into a three-year, unsecured, Revolving Credit Facility (Credit Facility) with a syndicate of banks, providing for borrowings of up to $100.0 million at variable interest rates, based on various domestic and international indexes. The Credit Facility contains covenants that limit the payment of dividends. The Company is also required to maintain certain financial ratios relating to tangible net worth, debt-to-equity and fixed charges. Other covenants include financial reporting compliance and limits on such items as future debt or cash commitments, mergers and acquisitions, capital asset sales and purchases and redemption of debt. The Company was not in compliance with one of the loan covenants at December 25, 1998. The Company has not obtained waivers and is considering whether to renegotiate the Credit Facility. However, there can be no assurance that the syndicate of banks will renew the Credit Facility. There are annual commitment fees, which the Company believes to be immaterial, on the unused portion of the committed Credit Facility. At December 25, 1998, the Company had no outstanding borrowings on the Credit Facility.

4. LEASES AND OTHER COMMITMENTS

    LEASES. The Company rents certain equipment and manufacturing and office facilities under operating lease agreements that contain renewal options and provisions adjusting the lease payments, based upon changes in the Consumer Price Index or in fixed increments. VLSI is generally responsible for taxes, insurance and utilities under these leases.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

4. LEASES AND OTHER COMMITMENTS (CONTINUED)
    In 1998 and 1997, the Company sold certain manufacturing equipment under sale-leaseback arrangements. The new lease arrangements are accounted for as operating leases. They have terms ranging from 5 to 6 years with net quarterly rental expenses of $2.3 million.

    Future minimum annual rental commitments under noncancelable operating leases as of December 25, 1998, were as follows (in millions): 1999--$20.8; 2000--$20.1; 2001--$18.9; 2002--$16.8; 2003-- $14.6; and $30.0 thereafter.
Rental expense was approximately (in millions): 1998--$15.1; 1997--$9.2; and 1996--$8.7.

    OTHER COMMITMENTS. The Company had commitments for the purchase of equipment and EDA licenses totaling approximately $26.8 million at December 25, 1998, as well as various other long-term committed contracts.

5. PATENT MATTERS

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

    The Company has been unable to determine the impact of a suit filed against VLSI and 25 other companies during 1998 for patent infringement. While the Company intends to vigorously defend itself against these charges, should the outcome of this matter be unfavorable, there could be a material adverse affect on the Company's financial position or results of operations.

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

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

6. STOCKHOLDERS' EQUITY

    In May 1998, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of shares of Common Stock by 100,000,000 shares and to eliminate the Series B and Junior Common Stock, none of which were outstanding. The new number of shares that the Company has the authority to issue is 202,000,000, of which 200,000,000 shall be Common Shares and 2,000,000 shall be Preferred Shares. Par value continues at $0.01 per each share, common or preferred. The Board of Directors (Board) has the authority to issue the Preferred Shares and the Common Shares in series, the rights, preferences and privileges of which can be determined by the Board without stockholder approval.

    The Board has authorized the Company to repurchase shares of the Company's Common Stock on the open market or in privately negotiated transactions. The Board authorized the Company to re-issue those shares at a later date through certain of its employee stock plans and/or to fund stock or asset acquisitions authorized by the Board. The Company may from time to time continue to repurchase additional shares.

    STOCKHOLDERS' RIGHTS PLAN. In August 1992, the Board approved the adoption of the First Amended and Restated Rights Agreement (Restated Rights Agreement), which replaces the Common Shares Rights Agreement dated as of November 7, 1989 (Prior Rights Agreement) and amends the outstanding rights issued pursuant to the Prior Rights Agreement (Rights). Among other things, the Restated Rights Agreement provides that each Right will now relate to a fraction of a share of Series A Participating Preferred Stock of the Company (Unit), which is economically equivalent to one share of Common Stock. The Rights can be transferred or exercised, initially at a price of $45 per Unit, only upon the occurrence of certain events involving substantial transfers of ownership of Common Shares. The Rights are redeemable, in whole but not in part, at the Company's option at $0.01 per Right, at any time prior to becoming exercisable and in certain other circumstances. In March 1999 the Board approved the adoption of the Second Amended and Restated Rights Agreement. See Note 15.

7. ACCUMULATED OTHER COMPREHENSIVE INCOME

    Accumulated other comprehensive income and changes thereto consist of:

                                                                            1998       1997       1996
                                                                         ----------  ---------  ---------
                                                                                   (THOUSANDS)
Beginning balance gain (loss), net of tax..............................  $   (2,364) $      --  $      --
Unrealized gain (loss) on available-for-sale securities................      34,693     (3,841)        --
Tax effect (benefit) on unrealized gain (loss).........................      13,355     (1,477)        --
Reclassification adjustment for realized losses (gains)................     (16,261)        --         --
Tax effect on reclassification adjustment..............................      (6,261)        --         --
                                                                         ----------  ---------  ---------
Ending balance gain (loss), net of tax.................................  $    8,974  $  (2,364) $      --
                                                                         ----------  ---------  ---------
                                                                         ----------  ---------  ---------
Tax effect (benefit) included in ending balance........................  $    5,617  $  (1,477) $      --
                                                                         ----------  ---------  ---------
                                                                         ----------  ---------  ---------

    ARM made an initial public offering (IPO) of its common stock in April 1998. As an early stage investor in ARM, the Company's investment equated to 2.5 million shares at the time of the IPO, and the Company participated in the IPO by selling approximately 20% of such shares. The Company's historical cost basis and carrying value of the ARM shares was not significant. As a result of the ARM IPO, the Company realized a gain of almost $4.7 million during the second quarter of 1998. Additionally, the Company sold a portion of its ARM investment in the fourth quarter for a gain of $22.4 million, accounting for the total gain on the sale of marketable securities. At December 25, 1998, the remaining investment in ARM is classified as available-for-sale securities. See Note 2.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

8.  NET INCOME (LOSS) PER SHARE

    Net income (loss) per share, Basic and Diluted, including the effect of dilutive securities, are as follows:

                                                                          1998       1997        1996
                                                                        ---------  ---------  ----------
                                                                             (THOUSANDS, EXCEPT PER
                                                                                 SHARE AMOUNTS)
Net income (loss):
  Continuing operations...............................................  $  20,916  $  66,645  $  (45,958)
  Discontinued operation..............................................         --      5,173      (3,589)
                                                                        ---------  ---------  ----------
  Total...............................................................  $  20,916  $  71,818  $  (49,547)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------

Weighted-average common shares--Basic.................................     45,993     46,479      45,877
Dilutive options......................................................      1,518      2,499          --
                                                                        ---------  ---------  ----------
Adjusted weighted-average common shares and assumed
  conversions--Diluted................................................     47,511     48,978      45,877
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------
Net income (loss) per share--Basic:
  Continuing operations...............................................  $    0.45  $    1.43  $    (1.00)
  Discontinued operation..............................................         --       0.12       (0.08)
                                                                        ---------  ---------  ----------
  Total...............................................................  $    0.45  $    1.55  $    (1.08)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------
Net income (loss) per share--Diluted:
  Continuing operations...............................................  $    0.44  $    1.36  $    (1.00)
  Discontinued operation..............................................         --       0.11       (0.08)
                                                                        ---------  ---------  ----------
  Total...............................................................  $    0.44  $    1.47  $    (1.08)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------

    In 1996, options outstanding would have been antidilutive; therefore, Basic and Diluted net income (loss) per share are the same. The effect of convertible Notes are excluded in all years from income available for shareholders and adjusted weighted-average common shares because they would have been antidilutive. The following amounts related to convertible Notes and 1996 options have been excluded:

                                                                              1998       1997       1996
                                                                            ---------  ---------  ---------
                                                                                      (THOUSANDS)
Income available to shareholders, net of tax..............................  $   9,144  $  10,389  $   9,962
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------
Potentially dilutive shares...............................................      3,018      3,148      4,449
                                                                            ---------  ---------  ---------
                                                                            ---------  ---------  ---------

9.  STOCK-BASED COMPENSATION

    At December 25, 1998, the Company had four stock-based compensation plans. VLSI uses the intrinsic value method in accordance with APB 25 to account for its plans. Accordingly, no compensation cost has been recognized for its stock purchase plan. Compensation cost applicable to the Company's fixed stock plans was immaterial for each of the three years presented. Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123, which requires that the information

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

9.  STOCK-BASED COMPENSATION (CONTINUED)
be determined as if VLSI had used the fair value method to account for its stock-based compensation awards granted subsequent to December 30, 1994. Had compensation cost for the Company's stock-based compensation awards been determined at the grant dates (subsequent to December 30, 1994) using the fair value method in accordance with FAS 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                          1998       1997        1996
                                                                        ---------  ---------  ----------
                                                                             (THOUSANDS, EXCEPT PER
                                                                                 SHARE AMOUNTS)
Net income (loss):
  As reported
    Continuing operations.............................................  $  20,916  $  66,645  $  (45,958)
    Discontinued operation............................................         --      5,173      (3,589)
                                                                        ---------  ---------  ----------
    Total.............................................................  $  20,916  $  71,818  $  (49,547)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------
  Pro forma (1)
    Continuing operations.............................................  $   2,956  $  53,650  $  (53,402)
    Discontinued operation............................................         --      5,064      (4,099)
                                                                        ---------  ---------  ----------
    Total.............................................................  $   2,956  $  58,714  $  (57,501)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------
Net income (loss) per share--Basic:
  As reported
    Continuing operations.............................................  $    0.45  $    1.43  $    (1.00)
    Discontinued operation............................................         --       0.12       (0.08)
                                                                        ---------  ---------  ----------
    Total.............................................................  $    0.45  $    1.55  $    (1.08)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------
  Pro forma (1)
    Continuing operations.............................................  $    0.06  $    1.15  $    (1.16)
    Discontinued operation............................................         --       0.11       (0.09)
                                                                        ---------  ---------  ----------
    Total.............................................................  $    0.06  $    1.26  $    (1.25)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------
Net income (loss) per share--Diluted:
  As reported
    Continuing operations.............................................  $    0.44  $    1.36  $    (1.00)
    Discontinued operation............................................         --       0.11       (0.08)
                                                                        ---------  ---------  ----------
    Total.............................................................  $    0.44  $    1.47  $    (1.08)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------
  Pro forma (1)
    Continuing operations.............................................  $    0.06  $    1.11  $    (1.16)
    Discontinued operation............................................         --       0.11       (0.09)
                                                                        ---------  ---------  ----------
    Total.............................................................  $    0.06  $    1.22  $    (1.25)
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------

------------------------

(1) Because FAS 123 is applicable only to awards granted subsequent to December 30, 1994, its pro forma effect is only fully reflected with pro forma disclosures for 1998.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

9.  STOCK-BASED COMPENSATION (CONTINUED)
    FIXED STOCK OPTION PLANS. At December 25, 1998, the Company had three fixed stock option plans. Under the 1986 Directors' Stock Option Plan, which expires in 2001, a total of 300,000 shares of the Company's Common Stock has been authorized for issuance pursuant to nonstatutory options having ten-year terms that are automatically granted annually to outside directors. Under the Company's 1992 Stock Plan (1992 Plan), which expires in 2002, a total of 9,500,000 shares of the Company's Common Stock have been authorized for issuance pursuant to options (incentive or nonstatutory), as well as certain other awards, which may be granted to employees and consultants. Under the 1998 Nonstatutory Stock Option Plan (1998 Plan), which expires in 2008, a total of 8,500,000 shares of VLSI Common Stock have been authorized for issuance pursuant to nonstatutory options, which may be granted to employees and consultants. Directors and SEC reporting officers are excluded from participation in the 1998 Plan. In addition, employees and consultants may exercise options to purchase shares of the Company's Common Stock previously granted under the 1982 Incentive Stock Option Plan, which expired in 1992. Generally, outstanding options under the 1998 and 1992 Plans expire ten years from date of grant and become exercisable at a rate of 25% per year from date of grant. The total number of shares that may be granted under the 1992 Plan to any one individual is 1,500,000 shares per annum for both new and existing employees; there is no limitation on shares that may be annually granted under the 1998 Plan.

    Certain options granted in 1997 and 1996 to certain key employees under the 1992 Plan were subject to a long-term incentive program (LTIP) that provided for an acceleration of vesting terms in the event of specific increases in the market price of the Company's Common Stock. In 1997, the market price of the Company's Common Stock had achieved the first of three hurdles related to the LTIP options granted in 1996, which resulted in the accelerated vesting of these options. In September and October 1998, the Company made available to all employees the choice to reprice previously granted options, including certain shares in the LTIP. Options to purchase approximately 5.7 million shares, at original prices ranging from $7.50 to $37.00 per share, were regranted at the fair market value as of the effective dates of the repricings, which ranged from $7.38 to $7.50 per share. During 1998, all remaining granted LTIP options were restructured and/or repriced to regular options with no accelerated vesting while retaining the prior vesting. Other regranted options retain their prior vesting schedule, vesting at 25% per year. All repriced options will not be exercisable for nine months from the date of regrant (the blackout period). Under the repricing programs, approximately 2.4 million shares under the 1992 Plan were cancelled and regranted at the new prices under the 1998 Plan.

    During 1996, the Company repriced certain outstanding options pursuant to an option exchange program. Under the program, options to purchase 1,419,575 shares of the Company's Common Stock that had originally been issued in 1995 at prices ranging from $16.25 - $32.50 were regranted at the exercise price of $11.00 per share. In addition, the vesting schedule of each of the repriced options was delayed by at least 11 months. As of December 25, 1998, 75,000, 3,310,420 and 1,327,429 shares were available for grant under the 1986 Directors' Stock Option Plan, the 1992 Plan and the 1998 Plan, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for grants in 1998, 1997 and 1996: risk-free interest rates ranging from 5.2 percent to 6.3 percent, expected lives of 4 years, expected volatility of 0.61 and dividend yield of 0.

    The Black-Scholes model used by the Company to calculate option values for purposes of this note, as well as other currently accepted option valuation models (as called for in accordance with FAS 123), were

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

9.  STOCK-BASED COMPENSATION (CONTINUED)
developed to estimate the fair value of stock options that are freely tradable and fully transferable and that have no vesting restrictions, which options are significantly different from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable measure of the fair value of the Company's option awards.

    Additional information relative to the Company's fixed stock option plans is as follows:

                                                    1998                          1997                          1996
                                        ----------------------------  ----------------------------  ----------------------------
                                          # OF     WEIGHTED-AVERAGE     # OF     WEIGHTED-AVERAGE     # OF     WEIGHTED-AVERAGE
                                         SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                        ---------  -----------------  ---------  -----------------  ---------  -----------------
                                                                 (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding options at beginning of
  year................................      7,554      $   15.59          6,587      $   11.45          4,316      $   13.13
Granted...............................     13,660           9.83          3,159          21.28          5,097          12.53
Exercised.............................       (312)         10.31         (1,051)          8.72           (665)          6.97
Canceled..............................     (8,624)         17.19         (1,141)         13.84         (2,161)         18.74
                                        ---------         ------      ---------         ------      ---------         ------
Outstanding options at end of year....     12,278      $    8.03          7,554      $   15.59          6,587      $   11.45
                                        ---------         ------      ---------         ------      ---------         ------
Options exercisable at end of year....      2,574(1)                      1,697                         1,393
                                        ---------                     ---------                     ---------
Weighted-average fair value of options
  granted during the year, computed
  for purposes of determining pro
  forma net income (loss) and net
  income (loss) per share.............                 $    4.35                     $   11.59                     $    5.99
                                                          ------                        ------                        ------

------------------------

(1) 1,181 are restricted by the blackout period.

                                  OPTIONS OUTSTANDING
                     ---------------------------------------------     OPTIONS EXERCISABLE
                                      WEIGHTED-                      -----------------------
                                       AVERAGE           WEIGHTED-                 WEIGHTED-
                       NUMBER         REMAINING           AVERAGE      NUMBER       AVERAGE
     RANGE OF        OUTSTANDING     CONTRACTUAL         EXERCISE    EXERCISABLE   EXERCISE
  EXERCISE PRICES    AT 12/25/98        LIFE               PRICE     AT 12/25/98     PRICE
-------------------  -----------   ---------------       ---------   -----------   ---------
                           (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
$ 4.50    -  $ 7.00     2,787                10.0 years   $ 6.94          449       $ 6.63
  7.03    -    7.38     2,248                 8.3           7.22          574         7.37
  7.50    -    7.50     4,925                 8.9           7.50          600         7.50
  7.63    -   11.50     1,484                 7.8          10.50          546        10.72
 11.81    -   20.50       777                 6.9          14.82          401        14.11
 21.25    -   35.13        57                 8.4          23.23            4        23.61
-------------------  -----------   ---------------       ---------      -----      ---------
$ 4.50    -  $35.13    12,278                 8.8 years   $ 8.03        2,574       $ 8.60
-------------------  -----------   ---------------       ---------      -----      ---------
-------------------  -----------   ---------------       ---------      -----      ---------

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

9.  STOCK-BASED COMPENSATION (CONTINUED)
    In 1997 and 1996, VLSI recorded a tax benefit related to options exercised under the plans, resulting in an increase in stockholders' equity of $6.3 million and $3.6 million, respectively. There was no tax benefit recognized in 1998.

    EMPLOYEE STOCK PURCHASE PLAN. Under the Company's Employee Stock Purchase Plan, qualified employees may have withholdings of their earnings to purchase shares of the Company's Common Stock at 85% of the fair market value at certain specified dates. Of the 11,000,000 shares authorized to be sold under this Plan, 894,523, 568,286 and 628,434 shares have been sold in 1998, 1997 and 1996, respectively, with a total of 8,907,337 shares having been sold through December 25, 1998.

    The fair value of each employee purchase right is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for employee purchase rights in 1998, 1997 and 1996: risk-free interest rates ranging from 5.2 percent to 5.8 percent, expected lives of 6 months, expected volatility of 0.61 and dividend yield of 0.

10.  SPECIAL CHARGES

    In the third quarter of 1998, VLSI reduced its workforce by approximately 190 positions. Certain dispersed manufacturing functions were consolidated during 1998, and certain general and administrative activities were resized in response to the semiconductor slowdown in 1998 and in order to fund future technology and product investments. As a result of this action, the Company recorded a special charge of $7.4 million against operating income in the third quarter of 1998. Of the $7.4 million, approximately $1.1 million related to certain asset writedowns, with the remainder for employee costs. During the third quarter of 1998, the Company paid approximately $3.0 million in employee costs with the remainder paid during the fourth quarter of 1998. Similar actions, which might include lay-offs, together with their corresponding special charges, may occur in future periods and could have an adverse effect on results of operations.

    The Company recorded total special charges of $115.6 million in 1996 primarily reflecting the Company's decision in the fourth quarter to close its San Jose, California wafer fabrication facility. Included in special charges was $1.3 million related to COMPASS.

    The 1996 reserve for special charges was used primarily in 1996 for writing down assets associated with the San Jose fabrication facility, while in 1997 it was used primarily for cash outflows for employee severance costs and losses associated with sales commitments and customer accommodations as the Company ceased production at the San Jose facility. Actual costs have not differed materially from original estimates.

11.  SALE OF SUBSIDIARY

    In September 1997, the Company sold its software business, COMPASS Design Automation, Inc. (COMPASS), to Avant! Corporation (Avant!) for cash and Avant! common stock. As a result, the Company recognized an after-tax gain of approximately $7.7 million in the third quarter of 1997, net of the after-tax loss from COMPASS for the quarter of $2.9 million. VLSI also agreed to a three-year purchase commitment totaling $21.0 million for software and EDA tools. The first $7.0 million installment was paid in January 1999.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

11. SALE OF SUBSIDIARY (CONTINUED)

    The Company owned 394,000 shares of Avant! at December 25, 1998. The Company has not determined when it might sell the remaining Avant! common stock. The Company remains at risk for market price fluctuations until the Company disposes of the stock. These securities are identified as available-for-sale securities and were being traded at December 25, 1998 at a market value lower than that used to compute the gain on sale of COMPASS. There can be no assurance the market value of Avant! common stock will recover to the value used to compute the gain on sale of COMPASS. When the Company sells the Avant! common stock any realized gain or loss on sale will be part of future operations. See Note 2.

    The results for COMPASS have been segregated on the Consolidated Statements of Income and accounted for as a discontinued operation, as the software subsidiary represented a separate line of business for the Company. COMPASS revenues were $28.2 million and $47.8 million for 1997 and 1996, respectively.

12. EMPLOYEE BENEFIT PLANS

    The Company accrued approximately $0.2 million, $8.3 million and $5.0 million in 1998, 1997 and 1996, respectively, for its Employee Profit Sharing Plan, Executive Performance Incentive Plan and Performance Recognition Plan. The Company's contribution expenses associated with its 401(k) plan were approximately $3.5 million, $3.1 million and $3.2 million in 1998, 1997 and 1996, respectively.

    Effective June 1997, the Company adopted the VLSI Technology, Inc. Non-Qualified Deferred Compensation Plan (NQDC Plan), which allows, as now amended, vice presidents and more senior employees to defer up to 100% of their salary and up to 100% of other compensation, as defined in the NQDC Plan. Company contributions are discretionary, as determined by the Board. During 1998, the Company contribution associated with the NQDC Plan was $0.6 million and in 1997 was immaterial.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

13. TAXES

    The provision (benefit) for taxes on income (loss) from continuing operations is as follows:

                                                                          1998       1997        1996
                                                                       ----------  ---------  ----------
                                                                                  (THOUSANDS)

Federal:
  Current............................................................  $  (15,949) $   4,324  $    9,700
  Deferred...........................................................      19,518     12,163     (37,429)
                                                                       ----------  ---------  ----------
  Total..............................................................       3,569     16,487     (27,729)
                                                                       ----------  ---------  ----------

State:
  Current............................................................           2         76         948
  Deferred...........................................................        (181)    (1,462)     (7,859)
                                                                       ----------  ---------  ----------
  Total..............................................................        (179)    (1,386)     (6,911)
                                                                       ----------  ---------  ----------

Foreign:
  Current............................................................       6,261     12,373       2,709
  Deferred...........................................................       1,614     (2,824)         --
                                                                       ----------  ---------  ----------
  Total..............................................................       7,875      9,549       2,709
                                                                       ----------  ---------  ----------

Provision (benefit) for taxes on income (loss) from continuing
  operations.........................................................  $   11,265  $  24,650  $  (31,931)
                                                                       ----------  ---------  ----------
                                                                       ----------  ---------  ----------

    Pre-tax income from continuing operations of foreign operations was $31.0 million, $41.9 million and $13.9 million in 1998, 1997 and 1996, respectively.

    The provision (benefit) for taxes reconciles with the amount computed by applying the U.S. statutory rate to income (loss) from continuing operations before provision (benefit) for taxes as follows:

                                                                          1998       1997        1996
                                                                        ---------  ---------  ----------
                                                                                  (THOUSANDS)
Income (loss) from continuing operations before provision (benefit)
  for taxes...........................................................  $  32,181  $  91,295  $  (77,889)
U.S. statutory rates..................................................        35%        35%         35%
Computed expected tax.................................................     11,265     31,953     (27,261)
State taxes, net of federal effects...................................       (116)      (901)     (4,492)
Utilization of foreign net operating loss carryforwards...............         --       (285)     (1,980)
Foreign income taxes less than U.S. statutory rates...................       (559)    (5,127)         --
R&D credits...........................................................         --     (1,985)       (238)
Other, net............................................................        675        995       2,040
                                                                        ---------  ---------  ----------
Provision (benefit) for taxes on income (loss) from continuing operations..........................................................  $  11,265  $  24,650  $  (31,931)
                                                                        ---------  ---------  ----------
Total effective tax rate..............................................        35%        27%         41%
                                                                        ---------  ---------  ----------
                                                                        ---------  ---------  ----------

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

13. TAXES (CONTINUED)
    Deferred income taxes reflect tax credits and loss carryforwards and the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                           1998        1997
                                                                        ----------  ----------
                                                                             (THOUSANDS)
Deferred tax liabilities:
  Depreciation and amortization expense...............................  $  (17,240) $  (12,456)
  Unrealized gain on marketable securities............................      (5,617)         --
Deferred tax assets:
  Tax credit and loss carryforwards...................................      22,899      28,144
  Special charges and other reserves..................................      29,907      34,827
  Inventory reserves and adjustments..................................      12,464      15,892
  Warranty and deferred revenues......................................         305       2,919
                                                                        ----------  ----------
    Total.............................................................      42,718      69,326
                                                                        ----------  ----------
Valuation allowance for deferred tax assets...........................      (1,827)     (1,867)
                                                                        ----------  ----------
    Net deferred taxes................................................  $   40,891  $   67,459
                                                                        ----------  ----------
                                                                        ----------  ----------

    Realization of the Company's deferred tax assets is dependent on generating sufficient U.S. taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that remaining net deferred tax assets will be realized. The amount of the deferred tax assets considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

    For U.S. and state tax purposes, at December 25, 1998, VLSI has tax credit carryforwards of approximately $10.9 million and $6.8 million, respectively. Foreign subsidiaries have tax loss and credit carryforwards of approximately $3.5 million and $3.4 million, respectively. The loss carryforwards expire in 1999 through 2003. Some of the credit carryforwards expire in various years between 2002 and 2018, while the others have no carryover expiration period. The Company's federal income tax returns have been examined by the Internal Revenue Service (IRS) for all years through 1993. All issues have been resolved with no material effect, and the IRS has closed those years. Certain foreign subsidiaries have accumulated earnings of $62.5 million, on which no U.S. deferred taxes have been provided. There is no intention to distribute these earnings.

14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

    VLSI is managed and operates as a single segment that designs, manufactures and sells custom and semi-custom integrated circuits of high complexity. The Company sells its integrated circuits primarily to OEMs in the communications, consumer digital entertainment and advanced computing applications markets through worldwide direct sales, commissioned representatives and distributors. The Company's single reportable segment utilizes the same production processes and similar product distribution methods for all of its products.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
    The Company evaluates performance and allocates resources based on operating profit or loss before income taxes, not including interest expense, patent matters and interest income and other expenses, net. Since the Company operates as a single segment there are no intersegment sales and transfers. Revenue is tracked by the various customers. In 1998, 1997 and 1996, Ericsson accounted for 28%, 29% and 17% of net revenues, respectively.

    There are intercompany sales and transfers recorded between geographical subsidiaries. Major operations outside the United States include sales offices and technology centers in Western Europe, Japan and Asia-Pacific, as well as subcontract assembly and test operations in Asia-Pacific. Foreign operations are subject to risks of economic and political instability and foreign currency exchange rate fluctuations. Transfers between geographic areas are accounted for at amounts that are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Although assets are tracked by geographical locations, they are not reported separately for internal decision-making purposes.

    Geographic information about segment revenues and long-lived assets is as follows:

                                                                        1998        1997        1996
                                                                     ----------  ----------  ----------
                                                                                (THOUSANDS)
Geographic information:

Revenues (1):
United States......................................................  $  322,260  $  374,436  $  414,533
United Kingdom.....................................................     131,479     203,942     129,929
Europe, excluding United Kingdom...................................      61,522      86,369      61,982
Japan/Asia-Pacific.................................................      32,543      47,906      62,573
                                                                     ----------  ----------  ----------
Consolidated.......................................................  $  547,804  $  712,653  $  669,017
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

Long-lived assets (2):.............................................
United States......................................................  $  413,078  $  373,165  $  420,733
All other..........................................................      23,484      14,803      13,092
                                                                     ----------  ----------  ----------
Consolidated.......................................................  $  436,562  $  387,968  $  433,825
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

------------------------

(1) Revenues are attributed to countries based on the billings by consolidated subsidiaries.

(2) Represents those material long-lived assets that can be associated with a particular geographic area.

    U.S. export revenues were approximately $81.0 million, $61.9 million and $58.3 million in 1998, 1997 and 1996, respectively. Export revenues in 1998 and 1997 were to customers in Asia-Pacific, Canada and South America, while in 1996 they were primarily to Asia-Pacific.

15. SUBSEQUENT EVENTS--UNAUDITED

    On March 5, 1999, Koninklijke Philips Electronic N.V., a company organized under the laws of The Netherlands (Philips), and KPE Acquisition Inc., a Delaware corporation (KPE) and an indirect wholly-owned subsidiary of Philips, made a cash tender offer whereby KPE would purchase all outstanding Common Stock, par value $.01 per share (Common Stock), of VLSI including the associated preferred

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

15. SUBSEQUENT EVENTS--UNAUDITED (CONTINUED) stock purchase rights (Rights and, together with the Common Stock, Shares) at a price of $17.00 per Share, net to the seller in cash.

    On March 5, 1999, KPE filed a complaint against VLSI in the Delaware Court of Chancery styled KPE ACQUISITION INC. V. VLSI TECHNOLOGY, INC., ET AL., C.A. No. 16992. KPE seeks an order from the Court (i) declaring that VLSI's refusal to redeem VLSI's rights plan in response to the Philips Offer, declare the Philips Offer to be a "Permitted Offer" within the meaning of VLSI's rights plan, or otherwise render the rights plan inapplicable to the Philips Offer constitutes a breach of the VLSI directors' fiduciary duties to VLSI's stockholders; (ii) compelling the VLSI directors to declare the Philips Offer to be a "Permitted Offer" within the meaning of VLSI's rights plan, redeem the rights, or otherwise render the rights plan inapplicable to the Philips Offer;
(iii) declaring that the continuing director provision in VLSI's rights plan is invalid under Delaware law; and (iv) granting such other and further relief as the Court deems just and proper.

    From March 3, 1999 through March 8, 1999, six purported class action lawsuits were filed by alleged stockholders of VLSI against VLSI and the Board in the Delaware Court of Chancery, styled MICHAEL BERNSTEIN V. VLSI TECHNOLOGY, INC., ET AL., C.A. No. 16988; FELICIA BERNSTEIN V. VLSI TECHNOLOGY, INC., ET AL., C.A. No. 16989; CHARLES MILLER V. VLSI TECHNOLOGY, INC., ET AL., C.A. No. 16993; RUTH ELLEN MILLER V. RICHARD M. BEYER, ET AL., C.A. No. 16994; DAVID OLEN
V. RICHARD M. BEYER, ET AL., C.A. No. 16986; and MISHEL S. TEHRANI V. RICHARD M. BEYER, ET AL., C.A. No. 16998. The class actions set forth substantially similar allegations of purported misconduct by the Board in allegedly failing to promptly negotiate with Philips, thereby failing to maximize stockholder value and depriving the VLSI stockholders of an opportunity to obtain a substantial premium for their shares. The stockholder plaintiffs seek an order from the Court (i) declaring the actions to be class actions; (ii) compelling the Board to carry out its fiduciary duties to the VLSI stockholders; (iii) enjoining the Board from using the corporate machinery to entrench itself in office; (iv) ordering the VLSI directors to take steps to facilitate a premium acquisition of VLSI; (v) requiring the VLSI directors to account for all damages suffered by VLSI's stockholders; (vi) awarding the plaintiffs attorneys' fees and costs; and
(vii) granting such other relief as may be just and proper.

    On March 9, 1999, a seventh purported class action lawsuit was filed by alleged stockholders of VLSI against VLSI, its directors, and certain of its officers in the Delaware Court of Chancery styled LILLIE BARENHOLTZ, ET AL. V. RICHARD BEYER, ET AL., C.A. No. 17010. In addition to reciting allegations substantially similar to the six previously filed purported class actions, the BARENHOLTZ complaint alleges that the VLSI directors breached their fiduciary duties by lowering the trigger for VLSI's rights plan from 20% to 10%. The BARENHOLTZ complaint seeks an order (i) declaring the action to be a proper class action; (ii) compelling the VLSI directors to carry out their fiduciary duties to VLSI's stockholders; (iii) enjoining the implementation of VLSI's rights plan unless deployed in a way that will maximize stockholder value; (iv) awarding the plaintiffs attorneys' fees and costs; and (v) granting such other and further relief as may be just and proper.

    While the Company intends to vigorously defend itself against these charges, should the outcome of these matters be unfavorable, there could be a material adverse effect on the Company's financial position or results of operations.

    VLSI has certain agreements relating to employment, stock plans and debt arrangements, as well as certain other agreements, which may be affected by change in control of the Company.

                             VLSI TECHNOLOGY, INC.

                      THREE YEARS ENDED DECEMBER 25, 1998

15. SUBSEQUENT EVENTS--UNAUDITED (CONTINUED)
    On March 7, 1999, the Board, in a telephonic meeting, approved certain amendments to VLSI's rights plan and bylaws intended to protect the Board's process of evaluating the Philips Offer. The bylaw amendments relate primarily to VLSI's procedures for stockholder meetings and stockholder action by written consent. VLSI amended and restated its stockholder rights plan to, among other things, reduce the Common Stock ownership threshold that triggers the Rights from 20% to 10%, remove a provision that potentially allowed an acquirer to redeem the Rights after replacing the Board and remove "continuing director" provisions to bring the rights plan into compliance with a recent Delaware Supreme Court decision.

    The Rights will expire on November 7, 1999 (the Final Expiration Date), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by VLSI.

    On March 18, 1999, the Board held a meeting at which the Board reviewed the Philips Offer and its terms and conditions with VLSI's management and its financial and legal advisors. At this meeting, the Board received a report from management on, and discussed extensively, the March 1999 Management Business Plan (the 1999 Management Business Plan). Morgan Stanley & Co. Incorporated and Hambrecht & Quist LLC presented their joint financial analysis of the Philips Offer, discussed the 1999 Management Business Plan, reviewed various alternatives available to VLSI, reported on the status of the preliminary exploratory discussions conducted as part of the evaluation of the Philips Offer and presented their oral and written opinions to the effect that the Philips Offer is inadequate, from a financial point of view, to the holders of Shares other than Philips and its affiliates. Presentations were also made by VLSI's legal advisors. After the presentations and discussion by the Board, the Board unanimously determined that the Philips Offer was inadequate and not in the best interests of VLSI's stockholders. The Board also unanimously determined that VLSI should explore its strategic alternatives, including a merger, sale or recapitalization of VLSI, which alternatives could include negotiations with interested parties, including Philips. In the context of those negotiations, the VLSI Board believes interested parties will recognize the strong business potential of VLSI. VLSI filed a Solicitation/Recommendation Statement on
Schedule 14D-9 with the Commission on March 18, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

    The names, ages and positions of the Directors of the Company as of March 16, 1999 and certain information about them are set forth below.

                                                                                                                 DIRECTOR
NOMINEES                                            AGE                    PRINCIPAL OCCUPATION                    SINCE
----------------------------------------------      ---      -------------------------------------------------  -----------
Pierre S. Bonelli (1)(2)......................          59   Chief Executive Officer and Director, Sema Group,        1983
                                                               a software, consulting and market research firm
Robert P. Dilworth............................          57   Senior Vice President of the Company                     1991
William G. Howard, Jr. (1)(2).................          57   Independent Consulting Engineer in                       1996
                                                               microelectronics and technology-based business
                                                               planning
Paul R. Low...................................          66   President and Chief Executive Officer, P.R.L.            1996
                                                               Associates, a technology consulting company
Alfred J. Stein...............................          66   Chairman of the Board and Chief Executive Officer        1982
                                                               of the Company
Horace H. Tsiang..............................          57   Chief Executive Officer, First International             1992
                                                               Computer, Inc., a computer manufacturing
                                                               company

------------------------

(1) Member of Audit Committee.

(2) Member of Compensation Committee.

    Except as set forth below, each of the Directors has been engaged in his principal occupation set forth above during the past five years. There are no family relationships between any directors or executive officers of the Company.

    Mr. Bonelli is also a director of Poliet S.A.

    Mr. Dilworth has been the Chairman of the Board of Metricom Inc. (Metricom), an electronic wireless data communications company since July 1998. He held the position of Chief Executive Officer of Metricom from August 1987 to July 1998. In November 1998, the Board gave its approval for the Company to hire Mr. Dilworth as a Senior Vice President, at which time he resigned as a member of the Audit and Compensation Committees. He is currently working within the Company's Computer and Consumer Products Group and continues to serve as a member of the Board of Directors of the Company. He is also a director of Photonics Corporation, Cortelco Systems, Inc. and GraphOn Corporation.

    Since 1989, Dr. Howard has been a self-employed independent consulting engineer. He is a member of the National Academy of Engineering and a fellow of the Institute of Electrical and Electronics Engineers and of the American Association for the Advancement of Science. Dr. Howard is also a director of BEI Electronics, Inc., Credence Systems Corporation (currently acting Chairman of the Board), Ramtron International Corporation and Xilinx, Inc. In addition, he serves as a director of Sandia Corporation, Thunderbird Technologies, Lockheed Martin Energy Research and Lockheed Martin Idaho Technologies (wholly-owned subsidiaries of Lockheed Martin Corporation).

    Dr. Low has been Chief Executive Officer of P.R.L. Associates, a consulting firm, since July 1992. Dr. Low is also a director of Applied Materials, Inc., Integrated Packaging Assembly Corp., Network Computing Devices, Inc., Solectron Corporation, Veeco Instruments Inc., Xionics, NCD and DYM.

    Mr. Stein joined the Company in March 1982 as Chief Executive Officer and also served as President from January 1983 to August 1983 and from August 1993 to September 1996. Mr. Stein was initially appointed as Chairman of the Board and a director of the Company in April 1982, pursuant to an employment agreement with the Company. Pursuant to such agreement, the Company has agreed to use its best efforts while he is employed as Chief Executive Officer to cause the nomination of Mr. Stein to the Board of Directors, to recommend his election as a director and to continue his appointment as Chairman of the Board so long as he serves as a director. Mr. Stein is also a director of Applied Materials, Inc. and Tandy Corporation.

    Information regarding executive officers who are not also directors is incorporated herein by reference from Part I hereof under the heading "Executive Officers of the Company" immediately following Item 4 in Part I hereof.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act), requires the Company's directors, officers and beneficial owners of more than 10% of the Company's Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on its review of the copies of such reports received by it, or written representations from reporting persons, the Company believes that during the fiscal year ended December 25, 1998, its officers, directors and holders of more than 10% of the Company's Common Stock complied with all Section 16(a) filing requirements, with the following exceptions: (i) one transaction that should have been reported on a Form 4 for Thierry M. Laurent was reported late on a Form 5; and (ii) Douglas M. McBurnie filed a late Form 5 reporting two transactions.

ITEM 11. EXECUTIVE COMPENSATION

                             DIRECTOR COMPENSATION

    Non-employee members of the Board (Outside Directors) receive an annual retainer of $10,000, a fee of $2,000 per Board meeting attended and $500 per Compensation Committee or Audit Committee (together, the Committees) meeting attended (if such meeting is not held within one day of a Board meeting). VLSI also reimburses its directors for certain expenses incurred by them in their capacity as directors or in connection with attendance at Board or Committee meetings.

    In addition, Outside Directors participate in the 1986 Directors' Stock Option Plan (the Directors' Plan). The Directors' Plan provides for the automatic grant of non-statutory stock options to Outside Directors upon first joining the Board and on an annual basis thereafter in order to motivate them to continue to serve as directors. A total of 300,000 Shares is reserved for issuance during the current 10-year term of the Plan, which expires in August 2001. The exercise price of options granted under the Directors' Plan is the fair market value of the Shares on the date of the automatic grant, as determined in accordance with the Directors' Plan. Options granted under the Directors' Plan have a term of ten years.

    Each Outside Director who was serving as such on the date of adoption of the Directors' Plan received an automatic grant on such date of an option to purchase 20,000 Shares (a First Option). A First Option becomes exercisable cumulatively with respect to 5,000 Shares on the first day of each fiscal year following the date of grant for so long as the holder of the option is an Outside Director on such date. Each person who becomes an Outside Director subsequent to the date of adoption of the Directors' Plan receives an automatic grant of a First Option on the date of his or her initial appointment or election to the Board.

    After receiving a First Option, an Outside Director is automatically granted an additional option to purchase 5,000 Shares under the Directors' Plan (a Subsequent Option) on the first day of each fiscal year of VLSI for so long as he or she remains an Outside Director. Each Subsequent Option becomes exercisable in full on the first day of the fourth fiscal year beginning after the date of grant of such option. The Directors' Plan provides for the grant of an immediately exercisable replenishment option (a Replenishment Option) to purchase up to 20,000 Shares to any Outside Director whose First Option expires unexercised. As of December 25, 1998, options to purchase 65,000 Shares had been exercised under the Directors' Plan at a net realized value of $519,375, 160,000 Shares were subject to outstanding options, and 75,000 Shares remained available for future grant.

    During fiscal 1998, Subsequent Options to purchase 5,000 Shares at an exercise price of $21.625 per Share were granted to each of directors Bonelli, Dilworth, Howard, Low and Tsiang. Mr. Dilworth exercised Subsequent Options, which were due to expire on December 26, 1998, to purchase an aggregate of 5,000 Shares during fiscal 1998 for a net realized value of $12,190.

    During 1998, Robert P. Dilworth, a Board member since 1991, was selected by the Board as the lead director in connection with compensation and special matters. Mr. Dilworth earned $172,860 in consulting fees for his services to the Company prior to joining the Company. Mr. Dilworth subsequently became a Senior Vice President of VLSI in December 1998 at which point he ceased to be the lead director and the consulting arrangement with Mr. Dilworth was terminated. Upon becoming Senior Vice President of VLSI, Mr. Dilworth was granted an option to purchase 200,000 Shares on December 17, 1998, his actual date of hire, with an exercise price of $10.938 per Share.

                         EXECUTIVE OFFICER COMPENSATION

SUMMARY COMPENSATION TABLE

    The following table, together with the footnotes thereto, summarizes the total compensation for fiscal year 1998 of (i) the Chief Executive Officer, (ii) the four other most highly compensated executive officers of VLSI who were serving as such at December 25, 1998 and (iii) two former executive officers (collectively, the Named Executive Officers), as well as the total compensation paid to each Named Executive Officer for VLSI's two previous fiscal years, if applicable.

                                                                                          LONG-TERM
                                                        ANNUAL COMPENSATION          COMPENSATION AWARDS
                                                -----------------------------------  --------------------    ALL OTHER
                                                                      OTHER ANNUAL        SECURITIES       COMPENSATION
                                                 SALARY      BONUS    COMPENSATION        UNDERLYING       -------------
NAME AND PRINCIPAL POSITION            YEAR      ($)(1)     ($)(2)       ($)(3)           OPTIONS(#)          ($)(5)
-----------------------------------  ---------  ---------  ---------  -------------  --------------------  -------------
Alfred J. Stein                           1998  $ 726,922  $       0   $         0         1,450,000(4)     $   454,779
Chairman of the Board and                 1997    693,232    600,000       100,331           150,000            381,434
Chief Executive Officer                   1996    643,849    452,000             0           950,000            424,989

John S. Hodgson (6)                       1998  $ 296,169  $       0   $         0           181,250(4)     $   104,873
Sr. Vice President,                       1997    186,032    130,000             0           125,000              1,925
Worldwide Sales and Technology            1996         --         --            --                --                 --
Centers

Thierry M. Laurent (7)                    1998  $ 295,392  $       0   $         0           145,000(4)     $         0
Sr. Vice President and                    1997    252,665    130,000             0            20,000                  0
General Manager,                          1996         --         --            --                --                 --
Communications Products Group

Victor K. Lee (8)                         1998  $ 184,423  $       0   $         0            55,000(4)     $    55,447
Acting Chief Financial Officer,           1997     58,558     20,000             0            20,000             51,014
Vice President and Corporate              1996         --         --            --                --                 --
Controller

Sunil Mehta (9)                           1998  $ 154,616  $       0   $         0            30,000(4)     $     5,537
Vice President and Treasurer              1997     76,404     20,000             0            20,000             11,550
                                          1996         --         --            --                --                 --

Richard M. Beyer (10)                     1998  $ 255,778  $       0   $         0           100,000(4)     $   529,019
Former President and                      1997    358,089    250,000             0            25,000              6,972
Chief Operating Officer                   1996    106,350    150,000             0           375,000              2,019

Douglas M. McBurnie (11)                  1998  $ 251,418  $       0   $         0            15,000(4)     $   818,221
Former Sr. Vice President,                1997    102,697     75,000             0           150,000              1,717
Computer and Consumer                     1996         --         --            --                --                 --
Products Group

------------------------

(1) The amounts disclosed in this column include amounts earned in the fiscal year indicated but deferred by the Named Executive Officer pursuant to VLSI's 401(k) Investment/Retirement Plan (the "401(k) Plan"), and, beginning in 1997, VLSI's Non-Qualified Deferred Compensation Plan.

(2) The amounts disclosed in this column represent bonus awards made by VLSI under its Executive Performance Incentive Plan.

(3) Amounts exclude perquisites if the aggregate amount of the Named Executive Officer's perquisites was less than the lesser of $50,000 or 10% of such Named Executive Officer's salary plus bonus. The amounts in the "Other Annual Compensation" column include an amount received by Mr. Stein for stock held in a former subsidiary of VLSI, Compass Design Automation, Inc., upon the sale of the subsidiary in 1997.

(4) The amounts in this column for 1998, include (1) certain options granted on September 14, 1998 and October 12, 1998 pursuant to a company-wide option repricing, of which the following Named Executive Officers participated:
    Alfred J. Stein--150,000 Shares; John S. Hodgson--145,000 Shares; Thierry M. Laurent--120,000 Shares; Victor Lee--30,000 Shares; and Sunil Mehta--25,000 Shares; and (2) options for Messrs. Beyer--100,000 Shares and McBurnie--15,000 Shares, which were subsequently canceled upon their resignations.

(5) The amounts in the "All Other Compensation" column for fiscal year 1998 include:

    (a) VLSI contributions in fiscal 1998 under VLSI's 401(k) Plan, in the following amounts: Alfred J. Stein $4,800; Victor K. Lee $4,150; Sunil Mehta $4,638; and Richard M. Beyer $1,279.

    (b) VLSI contributions in fiscal 1998 under VLSI's Non-Qualified Deferred Compensation Plan to Victor K. Lee--$650; and Douglas M.
       McBurnie--$589,014. For three years, Mr. McBurnie earned an additional $500,000 annually payable at the end of each year of his service with VLSI.

    (c) Payment by VLSI of 1998 premiums for term life insurance for the Named Executive Officers in the following amounts: Alfred J. Stein $26,305; John S. Hodgson $4,873; Victor K. Lee $647; Sunil Mehta $899; Richard M. Beyer $2,740; and Douglas M. McBurnie $4,196.

    (d) Payment by VLSI of tax gross up payments on 1998 premiums for a split-dollar life insurance policy in the amount of $14,401 for Mr. Stein, payment by VLSI of retroactive tax gross up payments on premiums of $50,971 and payment by VLSI of the 1998 installment of a series of ten annual payments under a management and consulting agreement between Mr. Stein and VLSI in the amount of $358,302.

    (e) Payment by VLSI to Richard M. Beyer of $525,000 under a severance agreement dated August 14, 1998.

    (f) Payment by VLSI to John S. Hodgson of $100,000. See "Executive Officer Compensation-- Additional Compensation Arrangements."

    (g) Payment by VLSI to Victor K. Lee of $50,000. See "Executive Officer Compensation--Additional Compensation Arrangements."

    (h) Payment by VLSI to Douglas M. McBurnie of $225,010 under a severance agreement dated October 21, 1998.

(6) Mr. Hodgson joined VLSI in May 1997.

(7) Mr. Laurent became an executive officer in August 1997.

(8) Mr. Lee joined VLSI in August 1997 and received a $50,000 sign-on bonus.

(9) Mr. Mehta joined VLSI in June 1997 and received a $10,000 sign-on bonus.

(10) Mr. Beyer resigned from VLSI, effective September 11, 1998.

(11) Mr. McBurnie resigned from VLSI on October 21, 1998.

CHANGE-IN-CONTROL AGREEMENTS

    VLSI is a party to agreements with certain of its officers to help ensure management continuity, which agreements are designed to ensure the officers' continued services to VLSI in the event of a change in control. Under the agreements, benefits are payable only if the officer's employment is terminated by VLSI under certain circumstances within two years following a change in control of VLSI, or if the officer is constructively discharged during that period. For purposes of the agreements, a change in control of VLSI is deemed to have occurred in the event of: (1) VLSI stockholder approval of (i) a merger or consolidation of VLSI with any other corporation, other than a merger or consolidation upon which the voting securities of VLSI outstanding immediately before such merger or consolidation continue to represent at least 50% of the voting power of VLSI or such surviving entity immediately afterwards, (ii) a plan of liquidation or dissolution of VLSI, or (iii) the sale, lease or exchange of more than 50% of VLSI's assets;
(2) acquisition by any person or entity of beneficial ownership of 25% or more of the combined voting power of VLSI's then outstanding securities; or (3) a change of the majority of the Incumbent Directors (as defined therein) within a three-year period.

    If, within two years after a change in control, an officer's employment is terminated by VLSI without cause or the officer resigns for good reason, the officer will receive: (1) a severance benefit based on a multiple of his or her current annual base salary and the greater of (i) his or her most recent annual bonus or (ii) his or her projected annual bonus for the fiscal year in which the termination or resignation of employment occurs; and (2) continued welfare benefits for the two years following the officer's termination, on the same terms and conditions in effect prior to such officer's termination or resignation. In addition, the agreements provide that VLSI will take all actions necessary to amend all of the officer's stock option agreements to provide for full vesting of stock options upon a change in control and to permit the officer to exercise his stock options for a certain period following his termination of service. VLSI has also agreed to pay the officer the amount of any excise tax on the payment of any of the above benefits which constitute an "excess parachute payment" under Section 4999 of the Internal Revenue Code of 1986. As of March 16, 1999, change-in-control agreements had been entered into with the following Named Executive Officers: Thierry M. Laurent and John S. Hodgson. Under their agreements, Messrs. Laurent and Hodgson are to receive two times their annual salaries and annual bonuses. For change-in-control provisions for Mr. Stein see "Executive Officer Compensation--Employee Agreements."

STOCK OPTIONS

    The following table presents information with respect to options to purchase Shares granted during fiscal 1998 to the Named Executive Officers. No stock appreciation rights (SARs) have been granted by VLSI.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                         INDIVIDUAL GRANTS(1)
                                          ---------------------------------------------------
                                          NUMBER OF        % OF TOTAL                           POTENTIAL REALIZABLE VALUE AT
                                          SECURITIES        OPTIONS                                ASSUMED ANNUAL RATES OF
                                          UNDERLYING       GRANTED TO                             STOCK PRICE APPRECIATION
                                           OPTIONS         EMPLOYEES    EXERCISE                     FOR OPTION TERM(2)
                                           GRANTED         IN FISCAL     PRICE     EXPIRATION   -----------------------------
NAME                                         (#)            YEAR(4)      ($/SH)       DATE          5%($)          10%($)
----------------------------------------  ----------       ----------   --------   ----------   -------------  --------------
Alfred J. Stein.........................     300,000             2.2         15.310  10/08/06   $ 2,214,740.00 $  5,314,348.00
                                           1,000,000             7.3          7.031  09/17/08     4,421,758.12   11,205,603.24
                                             150,000(3)          1.1          7.375  04/14/07       568,883.43    1,381,812.09
                                          ----------         -----
                                           1,450,000            10.6

John S. Hodgson.........................     125,000(3)          0.9          7.50  04/21/07    $   488,761.79 $  1,190,386.06
                                              20,000(3)          0.15         7.50  03/17/08         88,525.45      221,197.70
                                              36,250             0.27         7.50  09/14/08        170,980.73      433,298.73
                                          ----------         -----
                                             181,250             1.32

Thierry M. Laurent......................      75,000(3)          0.55         7.50  10/08/06    $   271,239.14 $    650,848.95
                                              20,000(3)          0.15         7.50  04/14/07         77,988.46      189,840.02
                                              25,000(3)          0.18         7.50  03/17/08        110,656.82      276,497.13
                                              25,000             0.18         7.50  09/14/08        117,917.74      298,826.71
                                          ----------         -----
                                             145,000             1.06

Victor K. Lee...........................      20,000(3)          0.15         7.50  08/21/07    $    81,953.90 $    201,482.51
                                              10,000(3)          0.07         7.50  03/17/08         44,272.29      110,627.94
                                              25,000             0.18         7.50  09/14/08        117,917.74      298,826.71
                                          ----------         -----
                                              55,000             0.40

Sunil Mehta.............................      20,000(3)          0.15         7.50  07/10/07    $    80,655.31 $    197,648.79
                                               5,000(3)          0.04         7.50  03/17/08         22,131.36       55,299.43
                                               5,000             0.04         7.50  09/14/08         23,583.55       59,765.34
                                          ----------         -----
                                              30,000             0.23

Richard M. Beyer........................     100,000(5)          0.73        17.563  03/17/08   $ 1,104,527.63 $  2,799,089.88

Douglas M. McBurnie.....................      15,000(6)          0.11        17.563  03/17/08   $   164,147.98 $    417,425.37

------------------------

(1) All options to purchase Shares granted in 1998 to the Named Executive Officers have ten-year terms and become exercisable in annual 25% increments, commencing on the first anniversary of the original grant date, with full exercisability occurring on the fourth anniversary date. Also includes options granted in the repricing (see footnote (3) below). The per share exercise price is equal to the fair market value of the Shares on the Nasdaq National Market on the date of the grant. The options were granted under VLSI's 1992 Stock Plan (the 1992 Plan), which currently is administered by the Compensation Committee. Such committee has broad discretion and authority to amend outstanding options and to reprice options, whether through an exchange of options or an amendment thereto. The 1992 Plan generally provides for acceleration of vesting of all outstanding options (such that they become exercisable in full) in the event of change in control, as defined in the 1992 Plan. Under the

    1992 Plan, a change of control is deemed to have occurred in the event of
    (1)VLSI stockholder approval of (i) a merger or consolidation of VLSI with any other corporation, other than a merger or consolidation upon which the voting securities of VLSI outstanding immediately before such merger or consolidation continue to represent at least 50% of the voting power of VLSI or such surviving entity immediately afterwards or (ii) the sale or disposition of all or substantially all of VLSI's assets; (2) the acquisition by any person or entity of beneficial ownership of 50% or more of the combined voting power of VLSI's then outstanding securities; or (3) a change of the majority of the Incumbent Directors (as defined therein).

(2) For the Named Executive Officers, the potential realizable value is calculated starting with the fair market value on the date of grant and assuming that the Shares appreciate in value from the date of grant until the end of the option term at the annual rate specified (5% and 10%). Potential realizable value listed for the Named Executive Officers is net of the option exercise price. The assumed rates of appreciation are specified in Securities and Exchange Commission rules and do not represent VLSI's estimate or projection of future stock prices. Actual gains, if any, resulting from stock option exercises are dependent on the future performance of the Shares and the option holders' continued employment through the vesting period. There can be no assurance that the amounts reflected in this table will be achieved.

(3) Represents options granted in connection with a company-wide option repricing on September 14, 1998 and October 12, 1998.

(4) Based on options to purchase a total of 13,635,380 Shares granted to all employees during fiscal 1998.

(5) These options were subsequently canceled upon Mr. Beyer's resignation from VLSI in September 1998.

(6) These options were subsequently canceled upon Mr. McBurnie's resignation from VLSI in October 1998

    The number of Shares issued upon exercise of options and the value realized from any such exercise during the fiscal year ended December 25, 1998 and the number of exercisable and unexercisable options held and their value at December 25, 1998 for the Named Executive Officers of VLSI are set forth in the following table.

   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                     VALUES

                                                                          NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                                         UNDERLYING UNEXERCISED          IN-THE-MONEY
                                                                          OPTIONS AT FY-END(#)      OPTIONS AT FY-END($)(2)
                              SHARES ACQUIRED ON           VALUE         -----------------------  ---------------------------
NAME                              EXERCISE #          REALIZED($)(1)     EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
---------------------------  ---------------------  -------------------  -----------------------  ---------------------------
Alfred J. Stein(3).........                0                     0            777,501/1,662,499         $1,058,125/$4,697,125
John S. Hodgson............                0                     0                    0/181,250                   $0/$657,031
Thierry M. Laurent.........                0                     0               94,500/182,500             $220,688/$530,313
Victor K. Lee..............                0                     0                     0/55,000                   $0/$199,375
Sunil Mehta................                0                     0                     0/30,000                   $0/$108,750
Richard M. Beyer...........                0                     0                     62,500/0                         $0/$0
Douglas M. McBurnie........                0                     0                          0/0                         $0/$0

------------------------

(1) Market value of underlying securities on the date of exercise, minus the exercise price.

(2) Market value of underlying securities at fiscal year end (for in-the-money options only) minus the exercise price.

(3) See "Executive Officer Compensation--Employee Agreements."

LONG TERM INCENTIVE PROGRAM

    On October 8, 1996, VLSI adopted a Long Term Incentive Program (the LTIP) for key employees. Under the LTIP, the employees are granted stock options under VLSI's 1992 Stock Plan at fair market value. Options granted vest 50% on the fifth anniversary of the date of the grant and 50% on the sixth anniversary of the date of the grant. Early vesting occurs if the stock price reaches certain price levels and remains at that level for at least 20 consecutive trading days. Upon meeting each of the three price levels, 1/6 of the granted options vest immediately upon meeting the applicable price level and 1/6 vest 120 days after the applicable price level is met. Options were granted under the LTIP to the following Named Executive Officers in previous years at a price level of $10.00 over the fair market value of the underlying stock at the date of the grant, $20.00 over the fair market value of the underlying stock at the date of the grant and $30.00 over the fair market value of the underlying stock at the date of the grant: Alfred J. Stein--300,000, Richard M. Beyer--125,000 and Thierry M. Laurent--75,000.

    In 1998, VLSI allowed employees to reprice certain options held under the LTIP. The terms of the repriced options (the New Options) are as follows: (1) all such New Options have no accelerating trigger events and full vesting occurs on the fourth year of such grant; (2) vesting of the New Options shall be 25% per year with any previously vested portion to remain vested; (3) all such New Options shall be subject to a nine-month blackout period in which such options may not be exercised except in the event of involuntary termination due to a reduction in force or employee's death or disability; and (4) the exercise price of such New Options was $7.50 per share, the closing price of the Shares on September 14, 1998. As of end of fiscal 1998, 50% of the options held by Messrs. Stein and Laurent were vested with 25% to vest in each of 1999 and 2000.

EMPLOYMENT AGREEMENTS

    During July and August of 1998, VLSI entered into two Employment Agreements (the Employment Agreements) with Alfred J. Stein pursuant to which Mr. Stein will serve as VLSI's Chief Executive Officer and/or Chairman of the Board for a five-year term beginning in August 1998. Under the Employment Agreements, Mr. Stein receives an annual salary of $700,000, a bonus of 100% of his annual salary if VLSI's performance meets or exceeds selected performance targets, a $1,000,000 split-dollar life insurance policy with Mr. Stein as the insured, and 10 annual payments equal to the premium necessary to endow a single life insurance policy with a level death benefit of $5 million. In the event of Mr. Stein's voluntary or involuntary termination (including death or disability, mental or physical) other than for cause, he will receive (i) a lump sum payment equal to three years' compensation, defined as annual base pay plus an annual bonus, or, if greater, at his election, 60% of his highest annual base pay annually for his life, (ii) full vesting of outstanding stock options which shall be exercisable for twelve months following such termination and (iii) a bonus, pro rated for the amount he would have been paid if the termination had not occurred. In addition, Mr. Stein will be eligible to receive welfare benefits, as in effect at the date of termination, for his life and that of his spouse, at a cost to VLSI not to exceed $25,000 per year. Upon a change in control while Mr. Stein is employed by VLSI, Mr. Stein will receive (i) a lump sum payment equal to three years' compensation, defined as annual base pay plus an annual bonus, (ii) full vesting of all stock options which shall be exercisable for up to three months following his termination and (iii) entitlement to purchase his current outstanding options with a full recourse promissory note. Upon Mr. Stein's voluntary termination for good reason or involuntary termination, without cause, within two years of a change in control, Mr. Stein will also receive (i) welfare benefits, as in effect at the date of termination, for his life and that of his spouse, at a cost to VLSI not to exceed $25,000 per year, and for the three-year period following such termination, reimbursement for any income tax liability resulting from the receipt of such welfare benefits and (ii) office and secretarial support until Mr. Stein obtains full-time employment or consulting work. In addition, if any payment (a Payment) by VLSI to or for the benefit of Mr. Stein (whether paid or payable under the Employment Agreements or otherwise) would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, or any comparable federal, state, or local excise tax, then Mr. Stein will be entitled to receive an additional payment (a Gross-Up-Payment) in an amount such that after the payment of all taxes on the Payment and on the Gross-Up-Payment, Mr. Stein will retain an amount equal to the Payment minus all applicable income and employment taxes on the Payment.

    VLSI will establish a non-discretionary supplemental retirement arrangement whereby, in 2003, Mr. Stein will receive a lump sum cash payment. On December 31 of each year of continued service with VLSI, the supplemental retirement benefit shall increase by an amount equal to 55% of Mr. Stein's annual base salary as in effect on the relevant date until December 31, 2002. In the event of Mr. Stein's involuntary termination, other than for cause, or voluntary termination, Mr. Stein shall receive 165% of his annual base salary in addition to any other benefits he may otherwise be entitled to receive. Mr. Stein will also receive up to $50,000 each year through August 2003 for expenses he incurs for estate, tax and financial planning or attorney's fees.

    In August of 1998, VLSI entered into a Supplemental Employment Agreement with Mr. Stein which provides that in addition to the compensation and benefits described above, VLSI will provide the following benefits to Mr. Stein: (1) installation of a home security system in each of the residences owned or acquired by Mr. Stein during his employment term or within three years thereafter (but not later than August, 2004), and the payment of periodic service fees for such systems, (2) the purchase of a new car in 1998 and, if the Employment Agreements are still in effect, in 2001, (3) the provision of a driver/security guard for Mr. Stein's use, and (4) during the term of the August 1998 Employment Agreement, the payment for a country club membership and the monthly dues for such membership.

    For purposes of Mr. Stein's Employment Agreements, a change in control is deemed to have occurred in the event of (1) VLSI stockholder approval of (i) a merger or consolidation of VLSI with any other corporation, other than a merger or consolidation upon which the voting securities of VLSI outstanding immediately before such merger or consolidation continue to represent at least 50% of the voting power of VLSI or such surviving entity immediately afterwards,
(ii) a plan of liquidation or dissolution, or (iii) the sale, lease or exchange of more than 50% of VLSI's assets; (2) acquisition by any person or entity of beneficial ownership of 25% or more of the combined voting power of VLSI's then outstanding securities; or (3) a change of the majority of the Incumbent Directors (as defined therein) within a three-year period.

    VLSI loaned Mr. Stein $6,215,031 to finance Mr. Stein's purchase of 646,821 Shares pursuant to his exercise of options on February 19, 1999 and February 22, 1999. The loan is unsecured, is due in 2004 and has an interest rate of 4.71% per annum.

NON-QUALIFIED DEFERRED COMPENSATION PLAN

    In June 1997, VLSI established a supplemental retirement plan for the benefit of a select group of management and highly compensated employees of VLSI. Under the Non-Qualified Deferred Compensation Plan, eligible employees, including officers and directors, may elect to defer up to 100% of their salary, commissions or bonuses. Participants who terminate with less than five years of service, for reasons other than disability or death, or with a distributable amount less than or equal to $20,000, receive a single sum lump payment upon termination. In all other cases, a participant may elect various methods of payment, including lump sum, quarterly, annual or percentage installments over a period ranging up to 15 years provided the election is made more than one year prior to termination. Subject to Internal Revenue Service limits, VLSI may, at its discretion, elect to match the deferred amount to the lesser of fifty percent of the compensation deferred under both the Non-Qualified Deferred Compensation Plan and VLSI's 401(k) plan or three percent of a participant's compensation for a Plan Year reduced by any matching contributions by VLSI pursuant to VLSI's 401(k) plan. During 1998, the following matching payments were made: one payment in the amount of $650 was made to Victor K. Lee; and two payments were made to Douglas M. McBurnie, one in the amount of $500,000 and another in the amount of $89,014.

ADDITIONAL COMPENSATION ARRANGEMENTS

    John S. Hodgson joined VLSI in May 1997 as Senior Vice President, Worldwide Sales and Technology Centers. VLSI paid Mr. Hodgson a bonus in the amount of $100,000 after the date of completion of his first year of service. If Mr. Hodgson leaves after one year of service but before completing two years of service, he must repay VLSI $50,000.

    Victor K. Lee joined VLSI in August 1997 as Vice President, Corporate Controller. VLSI paid Mr. Lee a bonus in the amount of $50,000 in August 1997. In addition, Mr. Lee received $50,000 after completing one year of service, and will receive an additional $25,000 upon completing two years of service.

SEVERANCE AGREEMENTS

    On August 14, 1998, VLSI and Richard M. Beyer, VLSI's former President and Chief Operating Officer, entered into an agreement, whereby Mr. Beyer terminated his employment with VLSI effective September 11, 1998 and was paid the sum of $525,000, less applicable deductions. Mr. Beyer held 500,000 options when he resigned, of which 327,084 unvested options were canceled, upon his termination from VLSI, and the exercise period for 62,500 vested stock options, previously granted to Mr. Beyer, was extended until September 11, 1999.

    On October 21, 1998, VLSI and Douglas M. McBurnie, VLSI's former Senior Vice President, Computer and Consumer Products Group, entered into an agreement, whereby Mr. McBurnie terminated his employment with VLSI and was paid nine months' salary amounting to $225,010.53, less applicable deductions. Mr. McBurnie was also paid the sum of $89,014 as a bonus payable in connection with an existing employment agreement between Mr. McBurnie and VLSI to be paid into his existing deferred compensation account.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                               SECURITY OWNERSHIP

    The following table sets forth the beneficial ownership of Shares as of March 16, 1999: (i) by each director, (ii) by each executive officer, and two former executive officers, listed in the Summary Compensation Table under the heading "Executive Officer Compensation" in Item 11 of Part III hereof (iii) by all current directors and executive officers as a group, and (iv) by any person known to VLSI to be the beneficial owner of more than five percent of VLSI's outstanding Shares.

                                                                                                        APPROXIMATE
NAME OF PERSON OR IDENTITY OF GROUP                                                NUMBER OF SHARES     PERCENTAGE
---------------------------------------------------------------------------------  -----------------  ---------------
Lazard Freres & Co. LLC (1)......................................................       3,117,022            6.69%
  30 Rockefeller Plaza
  New York, New York 10020
Richard M. Beyer (2) (3).........................................................          64,872               *
Pierre S. Bonelli (2)............................................................          25,000               *
Robert P. Dilworth (2)...........................................................          25,000               *
John S. Hodgson..................................................................               0               *
William G. Howard, Jr. (2).......................................................          10,000               *
Thierry M. Laurent (2)...........................................................         112,250               *
Victor K. Lee....................................................................           1,341               *
Paul R. Low (2)..................................................................          10,000               *
Douglas McBurnie (3).............................................................               0               *
Sunil Mehta......................................................................              95               *
Alfred J. Stein (2)..............................................................       1,438,430            3.07%
Horace H. Tsiang (2).............................................................          10,000               *
All current directors and executive officers as a group
  (11 persons) (2) (4)...........................................................       1,634,116            3.47%

------------------------

*   Less than 1%.

(1) As reported in Schedule 13G, dated February 16, 1999, Lazard Freres & Co. LLC, a registered investment adviser, has sole power to vote or to direct the vote of 2,487,210 Shares and sole power to dispose or to direct the disposition with respect to all 3,117,022 Shares. Such firm's clients have the right to receive dividends and proceeds of sale of the Shares. No client is known to have an interest in Shares representing more than 5% of the outstanding Shares.

(2) Includes 62,500, 25,000, 25,000, 10,000, 104,750, 10,000, 330,680, and 5,000
    Shares exercisable within 60 days of March 16, 1999 under options held by Messrs. Beyer, Bonelli and Dilworth, Dr. Howard, Mr. Laurent, Dr. Low, and Messrs. Stein and Tsiang, respectively.

(3) Messrs. Beyer and McBurnie resigned as executive officers of VLSI in August 1998 and October 1998, respectively.

(4) Includes 572,930 Shares exercisable within 60 days of March 16, 1999 under options held by four Outside Directors and seven current executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ELECTION OF DIRECTORS--CERTAIN TRANSACTIONS

    RELOCATION ASSISTANCE. In 1996, to facilitate his relocation, the Company loaned Bernd U. Braune, then the Sr. Vice President of Global Business Operations, a total of $779,000, represented by three separate promissory notes, on an interest-free basis. The first note in the amount of $379,000 was due in full on

December 16, 1996 and has been fully repaid to the Company; the second note in the amount of $200,000 is to be forgiven each year in the amount of $50,000 until fully satisfied; the third and final note, in the amount of $200,000, is due in full on September 1, 1999. Each loan is secured by trust deeds on Mr. Braune's residence. The largest aggregate principal amount outstanding during fiscal 1998 was $350,000 and the total principal amount outstanding under all loans at fiscal 1998 year end was $300,000. Mr. Braune resigned from his position as an executive officer in January 1997.

    Information regarding "Executive Officer Compensation" is incorporated herein by reference from Item 11 of Part III hereof.

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

(b) REPORTS ON FORM 8-K

    The Company did not file any Current Reports on Form 8-K during the fourth quarter ended December 25, 1998.

(c) EXHIBITS

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      2.1    See Exhibit 10.32.

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

      3.4    Certificate of Amendment of Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 5, 1995. Incorporated by reference from Exhibit to Registration Statement on Form S-3 (SEC File No. 33-60049).

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
      3.5    Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware Secretary of
             State on February 22, 1999. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

      3.6    Composite Certificate of Incorporation. Said document is included as an Exhibit to this Annual Report on
             Form 10-K for the fiscal year ended December 25, 1998.

      3.7    Restated Bylaws of the Company, as amended, effective March 12, 1996. Incorporated by reference from
             Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

      3.8    Amendment to Bylaws of the Company, effective March 7, 1999. Incorporated by reference from Exhibit to
             Form 8-K dated March 7, 1999.

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

      4.2    See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8.

      4.3    Indenture, dated as of September 1, 1995, between the Company and Harris Trust and Savings Bank, as
             Trustee, with respect to issuance of $172,500,000 of 8.25% Convertible Subordinated Notes due October 1,
             2005. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995.

      4.4    Form of 8.25% Convertible Subordinated Note due October 1, 2005. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 1995.

      4.5    Second Amended and Restated Rights Agreement (the "Second Amended and Restated Rights Agreement") by and
             between the Company and BankBoston, N.A. (formerly the First National Bank of Boston), dated March 7,
             1999, including Form of Rights Certificate. Incorporated by reference from Exhibit to Form 8-A/A dated
             March 7, 1999.

     10.1*   Letter Agreement between the Company and Alfred J. Stein, dated February 12, 1982. Incorporated by reference from Exhibit to Registration Statement on Form S-1 (SEC File No. 2-81485).

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

     10.4*   Registration Rights Agreement dated as of January 16, 1984 among the Company and certain security holders of the Company. Incorporated by reference from Exhibit to Registration Statement on Form S-1
             (SEC File No. 2-81485).

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

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.8    COMPASS Design Automation, Inc. Series A Preferred Stock and Common Stock Purchase Agreement, dated
             December 27, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

     10.9*   Amended and Restated Employee Stock Purchase Plan, as amended. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

     10.10*  COMPASS Design Automation, Inc. 1992 Stock Option Plan, as amended. Incorporated by reference from
             Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30, 1994.

     10.11   Joint Venture and Shareholder Agreement, dated as of November 28, 1990, between Advanced RISC Machines
             Holdings Limited, Acorn Computers Limited, Apple Computer (UK) Limited and the Company. Incorporated by
             reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990.

     10.12   Intercompany Agreement between COMPASS Design Automation, Inc. and the Company, dated July 1, 1991.
             Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December
             28, 1991.

     10.13   Acquisition and Participation Agreement and Escrow Instructions dated April 22, 1994 between Brazos
             Asset Management, Inc. and the Company. Incorporated by reference from Exhibit to Quarterly Report on
             Form 10-Q for the fiscal quarter ended July 1, 1994.

     10.14   Net Building Space Lease dated February 15, 1985 between Mariani Financial Company and the Company for a property located at 1865 Lundy Drive, San Jose, California. Incorporated by reference from Exhibit to
             Annual Report on Form 10-K for the fiscal year ended December 30, 1984.

     10.15   Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited Partnership, dated October
             1, 1986, for property in Tempe, Arizona. Incorporated by reference from Exhibit to Annual Report on Form
             10-K for the fiscal year ended December 27, 1987.

     10.16   Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited Partnership, dated July 1,
             1987, for property in Tempe, Arizona. Incorporated by reference from Exhibit to Annual Report on Form
             10-K for the fiscal year ended December 27, 1987.

     10.17   Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two
             Ground Subleases referred to in Exhibits 10.15 and 10.16. Incorporated by reference from Exhibit to
             Annual Report on Form 10-K for the fiscal year ended December 27, 1987.

     10.18   ASU Research Park Ground Sublease, dated as of December 18, 1990, between Price-Elliott Research Park,
             Inc. and the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990.

     10.19   Lease dated as of August 12, 1991, between Callahan-Pentz Properties, Ringwood Court One and the Company
             for property located at 1110 Ringwood Court, San Jose, California. Incorporated by reference from
             Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

     10.20   Lease dated as of July 20, 1993, between Callahan-Pentz Properties and the Company for property located at 1120 Ringwood Court, San Jose, California. Incorporated by reference from Exhibit to Annual Report on
             Form 10-K for the fiscal year ended December 25, 1993.

     10.21   Leasing Agreement dated September 21, 1994 between Sobrato-Sobrato Interests, as Lessor, and the
             Company, as lessee, for property located at 1240 McKay Drive, San Jose, California. Incorporated by
             reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.22   Equipment Financing Agreement between New England Capital Corporation and the Company, dated August 12,
             1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
             December 28, 1991.

     10.23   Master Security Agreement between The CIT Group/Equipment Financing, Inc. and the Company dated December
             19, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
             December 28, 1991.

     10.24   Loan and Security Agreement between AT&T and the Company, dated September 24, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

     10.25   Loan and Security Agreement and Promissory Note between CIT Group and the Company, dated December 15,
             1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended
             December 25, 1993.

     10.26   Term Loan and Security Agreement dated June 17, 1994 and Promissory Notes dated June 17 and June 30,
             1994 between Heller Financial, Inc. and the Company. Incorporated by reference from Exhibit to Form
             10-Q/A Amendment Number 1 to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.

     10.27   Master Lease 2094759 Lease Renewal contracts with Guaranteed Purchase Options between Ellco Leasing
             Corporation and the Company, each dated December 30, 1992, relating to Schedules 034, 037, 038, 041 &
             043 and Schedules 044, 045, 046, 048, 049, 050, 051, 052 & 053, respectively. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

     10.28*  Form of Executive Change in Control Agreement by and between the Company and each of the following executive officers of the Company: John S. Hodgson and Thierry M. Laurent. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1996.

     10.29*  Long Term Incentive Plan adopted October 8, 1996. Incorporated by reference from Exhibit to Annual
             Report on Form 10-K for the fiscal year ended December 27, 1996.

     10.30   1998 Nonstatutory Stock Option Plan and form of option agreement used thereunder. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1997.

     10.31   Agreement and Plan of Reorganization dated as of July 31, 1997 among Avant! Corporation, GB Acquisition
             Corporation, COMPASS Design Automation, Inc. and VLSI Technology, Inc. and Amendment to Agreement and
             Plan of Reorganization dated as of August 27, 1997. Incorporated by reference from Exhibit to Current
             Report on Form 8-K filed September 26, 1997 by Avant! Corporation (SEC File No. 0-25864).

     10.32   Credit Agreement dated December 23, 1997 between Bank of America National Trust and Savings Association
             and the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1997.

     10.33*  Nonqualified Deferred Compensation Plan adopted effective June 1, 1997 and as amended March 4, 1998.
             Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December
             26, 1997.

     10.34*  Letter Agreement (and Addendum) between the Company and John S. Hodgson, dated March 21, 1997.
             Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December
             26, 1997.

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  --------------------------------------------------------------------------------------------------------
     10.35*  Letter Agreement between the Company and Douglas M. McBurnie, dated August 6, 1997. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1997.

     10.36*  Employment Agreement dated July 8, 1998 by and between the Company and Alfred J. Stein. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1998.

     10.37*  Employment Agreement dated August 28, 1998 by and between the Company and Alfred J. Stein. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 25,
             1998.

     10.38*  Letter Agreement between the Company and Victor K. Lee, dated July 21, 1997. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

     10.39*  Supplemental Employment Agreement dated as of August 28, 1998 between Alfred J. Stein and VLSI. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December
             25, 1998.

     10.40*  Letter Agreement between VLSI and Richard M. Beyer, dated as of August 14, 1998. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

     10.41*  Severance Agreement between VLSI and Douglas M. McBurnie, dated as of October 21, 1998. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

     21      Subsidiaries of the Company.

     23      Consent of Ernst & Young LLP, Independent Auditors (see page 69).

     24      Power of Attorney (see page 71).

     27      Financial Data Schedule.

------------------------

* Denotes a management contract or compensatory plan or arrangement in which an executive officer participates.

** Denotes a document for which confidential treatment has been granted for selected portions.

    (D) FINANCIAL STATEMENT SCHEDULES

    See Item 14(a)(2) above.

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We consent to the incorporation by reference in the Registration Statements (Forms S-8 Nos. 2-86600, 2-90890, 33-4797, 33-12909, 33-21116, 33-27872,
33-39653, 33-52908, 33-62068, 33-57433, 33-57991, 333-10589, 333-45911 and
333-60163) pertaining to the Employee Stock Purchase Plan, 1992 Stock Plan, 1982 Incentive Stock Option Plan, 1986 Directors' Stock Option Plan and 1998 Nonstatutory Stock Option Plan of VLSI Technology, Inc. and in the related Prospectuses, of our report dated January 18, 1999, with respect to the consolidated financial statements and schedule of VLSI Technology, Inc. included in this Annual Report (Form 10-K) for the year ended December 25, 1998.

                                          _________/s/ ERNST & YOUNG LLP________
                                                    ERNST & YOUNG LLP

San Jose, California
March 24, 1999

                             VLSI TECHNOLOGY, INC.
          SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                                   BALANCE AT   ADDITIONS
                                                                    BEGINNING   CHARGED TO               BALANCE AT
                                                                     OF YEAR      INCOME    DEDUCTIONS   END OF YEAR
                                                                   -----------  ----------  -----------  -----------
Allowance for doubtful accounts and customer returns(1):
Year ended December 27, 1996.....................................   $   2,100   $      270   $    (170)   $   2,200
Year ended December 26, 1997.....................................   $   2,200   $      (28)  $    (172)   $   2,000
Year ended December 25, 1998.....................................   $   2,000   $     (403)  $     103    $   1,700

Reserve for special charges(2):
Year ended December 27, 1996.....................................   $      --   $  115,620   $ (64,630)   $  50,990
Year ended December 26, 1997.....................................   $  50,990   $       --   $ (40,179)   $  10,811
Year ended December 25, 1998.....................................   $  10,811   $    7,400   $ (18,211)   $      --

Reserve for patent matters(2):
Year ended December 27, 1996.....................................   $  18,543   $    7,500   $  (4,015)   $  22,028
Year ended December 26, 1997.....................................   $  22,028   $    3,460   $  (1,750)   $  23,738
Year ended December 25, 1998.....................................   $  23,738   $       --   $  (9,824)   $  13,914

------------------------

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

                                VLSI TECHNOLOGY, INC.
                                (Registrant)

                                By:             /s/ ALFRED J. STEIN
                                     -----------------------------------------
                                                  Alfred J. Stein,
                                             Chairman of the Board and
                                              Chief Executive Officer

Date: March 24, 1999

                               POWER OF ATTORNEY

    KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alfred J. Stein and Victor K. Lee, and each of them his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board and
     /s/ ALFRED J. STEIN          Chief Executive Officer
------------------------------    (Principal Executive        March 24, 1999
      (Alfred J. Stein)           Officer)

                                Vice President, Chief
      /s/ VICTOR K. LEE           Financial Officer
------------------------------    (Acting) and Controller     March 24, 1999
       (Victor K. Lee)            (Principal Financial and
                                  Accounting Officer)

    /s/ PIERRE S. BONELLI
------------------------------  Director                      March 24, 1999
     (Pierre S. Bonelli)

    /s/ ROBERT P. DILWORTH
------------------------------  Director and Senior Vice      March 24, 1999
     (Robert P. Dilworth)         President

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ WILLIAM G. HOWARD
------------------------------  Director                      March 24, 1999
     (William G. Howard)

       /s/ PAUL R. LOW
------------------------------  Director                      March 24, 1999
        (Paul R. Low)

     /s/ HORACE H. TSIANG
------------------------------  Director                      March 24, 1999
      (Horace H. Tsiang)

                               INDEX TO EXHIBITS

  EXHIBIT                                                                                                 SEQUENTIALLY
  NUMBER                                             DESCRIPTION                                          NUMBERED PAGE
-----------  -------------------------------------------------------------------------------------------  -------------
      2.1    See Exhibit 10.32.

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

      3.4    Certificate of Amendment of Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on May 5, 1995. Incorporated by reference from Exhibit to
             Registration Statement on Form S-3 (SEC File No. 33-60049).

      3.5    Certificate of Amendment of Restated Certificate of Incorporation filed with the Delaware
             Secretary of State on February 22, 1999. Said document is included as an Exhibit to this
             Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

      3.6    Composite Certificate of Incorporation. Said document is included as an Exhibit to this
             Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

      3.7    Restated Bylaws of the Company, as amended, effective March 12, 1996. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29,
             1995.

      3.8    Amendment to Bylaws of the Company, effective March 7, 1999. Incorporated by reference from
             Exhibit to Form 8-K dated March 7, 1999.

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

      4.2    See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8.

      4.3    Indenture, dated as of September 1, 1995, between the Company and Harris Trust and Savings
             Bank, as Trustee, with respect to issuance of $172,500,000 of 8.25% Convertible
             Subordinated Notes due October 1, 2005. Incorporated by reference from Exhibit to Quarterly
             Report on Form 10-Q for the fiscal quarter ended September 29, 1995.

      4.4    Form of 8.25% Convertible Subordinated Note due October 1, 2005. Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 29,
             1995.

      4.5    Second Amended and Restated Rights Agreement (the "Second Amended and Restated Rights
             Agreement") by and between the Company and BankBoston, N.A. (formerly the First National
             Bank of Boston), dated March 7, 1999, including Form of Rights Certificate. Incorporated by reference from Exhibit to Form 8-A/A dated March 7, 1999.

  EXHIBIT                                                                                                 SEQUENTIALLY
  NUMBER                                             DESCRIPTION                                          NUMBERED PAGE
-----------  -------------------------------------------------------------------------------------------  -------------
     10.1*   Letter Agreement between the Company and Alfred J. Stein, dated February 12, 1982.
             Incorporated by reference from Exhibit to Registration Statement on Form S-1 (SEC File No.
             2-81485).

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

     10.4*   Registration Rights Agreement dated as of January 16, 1984 among the Company and certain security holders of the Company. Incorporated by reference from Exhibit to Registration
             Statement on Form S-1 (SEC File No. 2-81485).

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

     10.9*   Amended and Restated Employee Stock Purchase Plan, as amended. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

     10.10*  COMPASS Design Automation, Inc. 1992 Stock Option Plan, as amended. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30,
             1994.

     10.11   Joint Venture and Shareholder Agreement, dated as of November 28, 1990, between Advanced
             RISC Machines Holdings Limited, Acorn Computers Limited, Apple Computer (UK) Limited and
             the Company. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 29, 1990.

     10.12   Intercompany Agreement between COMPASS Design Automation, Inc. and the Company, dated July
             1, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

     10.13   Acquisition and Participation Agreement and Escrow Instructions dated April 22, 1994 between Brazos Asset Management, Inc. and the Company. Incorporated by reference from
             Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 1994.

     10.14   Net Building Space Lease dated February 15, 1985 between Mariani Financial Company and the
             Company for a property located at 1865 Lundy Drive, San Jose, California. Incorporated by
             reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 30,
             1984.

  EXHIBIT                                                                                                 SEQUENTIALLY
  NUMBER                                             DESCRIPTION                                          NUMBERED PAGE
-----------  -------------------------------------------------------------------------------------------  -------------
     10.15   Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited Partnership,
             dated October 1, 1986, for property in Tempe, Arizona. Incorporated by reference from
             Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.

     10.16   Ground Sublease between Price-Elliott Research Park, Inc., and ADIMIC Limited Partnership,
             dated July 1, 1987, for property in Tempe, Arizona. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1987.

     10.17   Agreement between ADIMIC Limited Partnership and the Company assigning interest of lessee under the two Ground Subleases referred to in Exhibits 10.15 and 10.16. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27,
             1987.

     10.18   ASU Research Park Ground Sublease, dated as of December 18, 1990, between Price-Elliott
             Research Park, Inc. and the Company. Incorporated by reference from Exhibit to Annual
             Report on Form 10-K for the fiscal year ended December 29, 1990.

     10.19   Lease dated as of August 12, 1991, between Callahan-Pentz Properties, Ringwood Court One and the Company for property located at 1110 Ringwood Court, San Jose, California.
             Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

     10.20   Lease dated as of July 20, 1993, between Callahan-Pentz Properties and the Company for property located at 1120 Ringwood Court, San Jose, California. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

     10.21   Leasing Agreement dated September 21, 1994 between Sobrato-Sobrato Interests, as Lessor, and the Company, as lessee, for property located at 1240 McKay Drive, San Jose, California.
             Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1994.

     10.22   Equipment Financing Agreement between New England Capital Corporation and the Company, dated August 12, 1991. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 28, 1991.

     10.23   Master Security Agreement between The CIT Group/Equipment Financing, Inc. and the Company
             dated December 19, 1991. Incorporated by reference from Exhibit to Annual Report on Form
             10-K for the fiscal year ended December 28, 1991.

     10.24   Loan and Security Agreement between AT&T and the Company, dated September 24, 1993.
             Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

     10.25   Loan and Security Agreement and Promissory Note between CIT Group and the Company, dated
             December 15, 1993. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

     10.26   Term Loan and Security Agreement dated June 17, 1994 and Promissory Notes dated June 17 and
             June 30, 1994 between Heller Financial, Inc. and the Company. Incorporated by reference from Exhibit to Form 10-Q/A Amendment Number 1 to Quarterly Report on Form 10-Q for the
             fiscal quarter ended July 1, 1994.

  EXHIBIT                                                                                                 SEQUENTIALLY
  NUMBER                                             DESCRIPTION                                          NUMBERED PAGE
-----------  -------------------------------------------------------------------------------------------  -------------
     10.27   Master Lease 2094759 Lease Renewal contracts with Guaranteed Purchase Options between Ellco
             Leasing Corporation and the Company, each dated December 30, 1992, relating to Schedules
             034, 037, 038, 041 & 043 and Schedules 044, 045, 046, 048, 049, 050, 051, 052 & 053,
             respectively. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

     10.28*  Form of Executive Change in Control Agreement by and between the Company and each of the following executive officers of the Company: John S. Hodgson and Thierry M. Laurent.
             Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 27, 1996.

     10.29*  Long Term Incentive Plan adopted October 8, 1996. Incorporated by reference from Exhibit to
             Annual Report on Form 10-K for the fiscal year ended December 27, 1996.

     10.30   1998 Nonstatutory Stock Option Plan and form of option agreement used thereunder.
             Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1997.

     10.31   Agreement and Plan of Reorganization dated as of July 31, 1997 among Avant! Corporation, GB
             Acquisition Corporation, COMPASS Design Automation, Inc. and VLSI Technology, Inc. and
             Amendment to Agreement and Plan of Reorganization dated as of August 27, 1997. Incorporated by reference from Exhibit to Current Report on Form 8-K filed September 26, 1997 by Avant!
             Corporation (SEC File No. 0-25864).

     10.32   Credit Agreement dated December 23, 1997 between Bank of America National Trust and Savings
             Association and the Company. Incorporated by reference from Exhibit to Annual Report on
             Form 10-K for the fiscal year ended December 26, 1997.

     10.33*  Nonqualified Deferred Compensation Plan adopted effective June 1, 1997 and as amended March
             4, 1998. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1997.

     10.34*  Letter Agreement (and Addendum) between the Company and John S. Hodgson, dated March 21,
             1997. Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1997.

     10.35*  Letter Agreement between the Company and Douglas M. McBurnie, dated August 6, 1997.
             Incorporated by reference from Exhibit to Annual Report on Form 10-K for the fiscal year ended December 26, 1997.

     10.36*  Employment Agreement dated July 8, 1998 by and between the Company and Alfred J. Stein.
             Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 1998.

     10.37*  Employment Agreement dated August 28, 1998 by and between the Company and Alfred J. Stein.
             Incorporated by reference from Exhibit to Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 1998.

     10.38*  Letter Agreement between the Company and Victor K. Lee, dated July 21, 1997. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended
             December 25, 1998.

     10.39*  Supplemental Employment Agreement dated as of August 28, 1998 between Alfred J. Stein and
             VLSI. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

  EXHIBIT                                                                                                 SEQUENTIALLY
  NUMBER                                             DESCRIPTION                                          NUMBERED PAGE
-----------  -------------------------------------------------------------------------------------------  -------------
     10.40*  Letter Agreement between VLSI and Richard M. Beyer, dated as of August 14, 1998. Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

     10.41*  Severance Agreement between VLSI and Douglas M. McBurnie, dated as of October 21, 1998.
             Said document is included as an Exhibit to this Annual Report on Form 10-K for the fiscal year ended December 25, 1998.

     21      Subsidiaries of the Company.

     23      Consent of Ernst & Young LLP, Independent Auditors (see page 69).

     24      Power of Attorney (see page 71).

     27      Financial Data Schedule.

------------------------

* Denotes a management contract or compensatory plan or arrangement in which an executive officer participates.

** Denotes a document for which confidential treatment has been granted for selected portions.

    (D) FINANCIAL STATEMENT SCHEDULES

    See Item 14(a)(2) above.