Form 10-Q
period 1999-04-02
VLSI TECHNOLOGY INC
filed 1999-05-17
CIK 704386

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


Mark One:

  [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended April 2, 1999.
                                                  ---------------

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

                            Yes  (X)       No  (  )

Shares outstanding of the Registrant's Common Stock as of April 2, 1999:

                                                                  46,585,808

                        PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            VLSI TECHNOLOGY, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME - unaudited
                     (thousands, except per share amounts)
                                                  Three Months Ended
                                               -------------------------
                                                April 2,       March 27,
                                                  1999           1998
                                                --------       ---------
Net revenues                                    $149,577        $141,286
Cost of sales                                     91,717          82,940
                                                --------        --------
Gross profit                                      57,860          58,346
                                                --------        --------
Operating expenses:
   Research and development                       31,810          28,037
   Marketing, general and administrative          23,957          26,297
   Charges resulting from tender offer             4,500               -
                                                --------        --------
Operating income (loss)                           (2,407)          4,012

Gain on sale of marketable securities              7,625               -
Interest income and other expenses, net            3,517           3,808
Interest expense                                  (2,292)         (3,484)
                                                --------        --------
Income before provision for taxes
   on income                                       6,443           4,336
Provision for taxes on income                      1,740           1,170
                                                --------        --------
Net income                                         4,703           3,166
                                                --------        --------
Other comprehensive income, net of tax:
   Unrealized gain on available-for-sale
      securities, net of reclassification
      adjustment                                   3,074             483
                                                --------        --------
Comprehensive income                            $  7,777        $  3,649
                                                ========        ========

Net income per share - Basic                    $   0.10        $   0.07
                                                ========        ========
Net income per share - Diluted                  $   0.09        $   0.07
                                                ========        ========
Weighted-average common
   shares outstanding - Basic                     46,238          45,748
                                                ========        ========
Weighted-average common
   shares outstanding and assumed
   conversions - Diluted                          49,921          47,415
                                                ========        ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI TECHNOLOGY, INC.

               CONSOLIDATED CONDENSED BALANCE SHEETS - unaudited
                                 (thousands)
                                                  April 2,    December 25,
                                                    1999          1998
                                                  --------    ------------
ASSETS

Current assets:
   Cash and cash equivalents                      $ 76,683        $122,460
   Marketable securities                           169,048         171,921
   Accounts receivable, net of allowance
      for doubtful accounts and customer
      returns of $1,700
      ($1,700 at December 25, 1998)                 78,606          81,890
   Inventories:
      Raw materials and work-in-process             29,392          31,691
      Finished goods                                 7,865          11,405
                                                  --------        --------
 Total inventories                                  37,257          43,096

   Deferred and refundable income taxes             53,485          54,382
   Prepaid expenses and other current assets        10,557           8,962
                                                  --------        --------
      Total current assets                         425,636         482,711

Property, plant and equipment, at cost             906,643         864,059
Accumulated depreciation and amortization         (460,536)       (435,128)
                                                  --------        --------
   Net property, plant and equipment               446,107         428,931

Other assets                                        10,746          10,403
                                                  --------        --------
TOTAL ASSETS                                      $882,489        $922,045
                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                               $ 63,751        $ 98,739
   Accrued compensation and benefits                33,199          31,631
   Income taxes                                      5,771           5,448
   Patent matters                                   13,914          13,914
   Other accrued liabilities                        23,640          34,216
                                                  --------        --------
      Total current liabilities                    140,275         183,948

Long-term debt                                     161,208         164,808
Other long-term obligations                         17,558          18,239

Stockholders' equity:
   Preferred Shares, $.01 par value                      -               -
   Common Shares, $.01 par value                       473             473
   Additional paid-in capital                      446,092         448,228
   Treasury Common Shares, at cost                  (5,937)        (14,941)
   Stockholders' notes receivable                   (6,247)              -
   Retained earnings                               117,019         112,316
   Accumulated other comprehensive income           12,048           8,974
                                                  --------        --------
        Total stockholders' equity                 563,448         555,050
                                                  --------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $882,489        $922,045
                                                  ========        ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                                 VLSI TECHNOLOGY, INC.

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - unaudited
                                      (thousands)
                                                         Three Months Ended
                                                    ---------------------------
                                                     April 2,        March 27,
                                                       1999            1998
                                                    ----------     ------------
                                                    Increase (decrease) in
                                                    cash and cash equivalents
Operating activities:
 Net income                                          $  4,703         $  3,166
 Adjustments to reconcile net income
  to cash generated by operations:
   Depreciation and amortization                       27,901           25,338
   Charges resulting from tender offer                  4,500                -
   Gain on sale of marketable securities               (7,625)               -
   Gain on repurchase of convertible notes               (136)               -
   Deferred income taxes                                    -           (1,475)
   Changes in operating assets and liabilities:
    Accounts receivable                                 3,284           16,430
    Inventories                                         5,839             (527)
    Refundable income taxes                            (1,028)           1,880
    Accounts payable, income taxes payable and
     accrued liabilities                              (34,395)         (11,089)
    Other                                                (751)          (3,205)
                                                     --------         --------
 Cash generated by operations                           2,292           30,518
                                                     --------         --------
Investing activities:
 Purchases of marketable securities                   (42,965)         (83,822)
 Proceeds from sale of marketable securities           31,907                -
 Proceeds from maturities of marketable securities     26,659           75,861
 Purchases of property, plant and equipment           (60,723)         (33,157)
 Sale of property, plant and equipment                      -           16,361
                                                     --------         --------
  Net cash flow used for investing activities         (45,122)         (24,757)
                                                     --------         --------
Financing activities:
 Payments on debt and capital lease obligations          (198)         (12,710)
 Repurchase of convertible notes                       (3,402)               -
 Purchase of Treasury Shares                                -           (4,564)
 Issuance of Treasury Shares, net                         653            1,461
                                                     --------         --------
  Net cash flow used for financing activities          (2,947)         (15,813)
                                                     --------         --------

Net decrease in cash and cash equivalents             (45,777)         (10,052)
Cash and cash equivalents, beginning of period        122,460          193,899
                                                     --------         --------
Cash and cash equivalents, end of period             $ 76,683         $183,847
                                                     ========         ========
Supplemental disclosures:
  Cash outflows for property, plant and equipment    $ 60,723         $ 33,157
   Change in accrued capital additions                (15,904)             807
                                                     --------         --------
   Property, plant and equipment additions           $ 44,819         $ 33,964
                                                     ========         ========
  Interest paid                                      $  6,935         $    678
                                                     ========         ========
  Income taxes paid, net                             $  2,434         $    407
                                                     ========         ========

See accompanying Notes to Consolidated Condensed Financial Statements.

                             VLSI  TECHNOLOGY, INC.

             NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS


1. The accompanying interim consolidated condensed financial statements of VlSI Technology, Inc. (VLSI or the Company) have been prepared in conformance with generally accepted accounting principles, consistent with those applied in the VLSI Technology, Inc. Annual Report on Form 10-K for the fiscal year ended December 25, 1998 (the 1998 Annual Report). This Quarterly Report on Form 10-Q (Form 10-Q) should be read in conjunction with the 1998 Annual Report. The interim financial statements are unaudited, but reflect all normal recurring adjustments that are, in the opinion of management, necessary to a fair statement of results for the interim periods presented. The results for the quarter ended April 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. Fiscal year 1999 will consist of 53 weeks and the first quarter of 1999 consisted of 14 weeks, whereas fiscal year 1998 consisted of 52 weeks and each of the quarters therein consisted of 13 weeks.

2. The Company has engaged a number of advisors to assist in the evaluation of the Amended Philips Offer (as defined in Note 8 below) and strategic alternatives to such offer and is involved in litigation relating to the Amended Philips Offer. As a result, in the first quarter of 1999, the Company recorded a pre-tax charge of $4.5 million related to these matters for the services performed in the first quarter of 1999. Additional costs associated with the Company's external advisors are expected to be incurred in succeeding quarters.

3. Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for VLSI is comprised of changes in unrealized gains or losses on available-for-sale securities, net of tax.

Accumulated other comprehensive income and changes thereto consist of (thousands):

                                                        Three Months Ended
                                                      ----------------------
                                                            (thousands)

                                                      April 2,     March 27,
                                                        1999         1998
                                                      --------     ---------
   Beginning balance gain (loss), net of tax           $ 8,974      $(2,364)

   Unrealized gain on available-for-sale securities     12,998          696
   Tax effect on unrealized gain                        (5,005)        (213)
   Reclassification adjustment for realized
      losses (gains)                                    (7,999)           -
   Tax effect on reclassification adjustment             3,080            -
                                                       -------      -------
   Ending balance gain (loss), net of tax              $12,048      $(1,881)
                                                       =======      =======
   Tax effect (benefit) included in ending balance     $ 7,543      $(1,264)
                                                       =======      =======

4. Net income per share, Basic and Diluted, is as follows:

                                                        Three Months Ended
                                                      ----------------------
                                                      April 2,     March 27,
                                                        1999          1998
                                                      --------     ---------
                                                       (thousands, except
                                                        per share amounts)
   Net income                                         $ 4,703       $ 3,166
                                                      =======       =======

   Weighted-average common shares - Basic              46,238        45,748
   Dilutive options                                     3,683         1,667
                                                      -------       -------
   Adjusted weighted-average common shares
         and assumed conversions - Diluted             49,921        47,415
                                                      =======       =======

   Net income per share - Basic                       $  0.10       $  0.07
                                                      =======       =======
   Net income per share - Diluted                     $  0.09       $  0.07
                                                      =======       =======

   The effect of convertible debt is excluded in both periods from income available for shareholders and adjusted weighted-average common shares because they would have been antidilutive. The following amounts have been excluded:

                                                      April 2,     March 27,
                                                        1999          1998
                                                      --------     ---------
                                                           (thousands)

   Income available to shareholders, net of tax       $ 2,427       $ 2,597
                                                      =======       =======
   Potentially dilutive shares                          2,942         3,148
                                                      =======       =======

5. The semiconductor industry is characterized by vigorous protection and pursuit of intellectual property rights and positions. Periodically, the Company is made aware that technology used by the Company in the manufacture of some or all of its products may infringe on product or process technology rights held by others. Resolution of whether the Company's manufacture of products has infringed on valid rights held by others could have a material adverse effect on the Company's financial position or results of operations and may require material changes in production processes and products. The Company continually evaluates the adequacy of its reserve for asserted and unasserted patent matters. The reserve for patent matters is based on the best available information at that time and it is reasonably possible that the Company's estimate of the exposure for patent matters could materially change in the near term. The Company has been unable to determine the impact of a suit filed against VLSI and 25 other companies during 1998 for patent infringement. While the Company intends to vigorously defend itself against these charges, should the outcome of this matter be unfavorable, there could be a material adverse affect on the Company's financial position or results of operations.

6. The Company was not in compliance with one of the loan covenants of its $100.0 million committed line of credit at December 25, 1998. The Company has never drawn on this line of credit and does not anticipate a need for it in the future. Consequently, the Company has decided not to renew this revolving credit facility.


7. Industry Segment and Geographic Information

   VLSI is managed and operates as a single segment that designs, manufactures and sells custom and semi-custom integrated circuits of high complexity. The Company sells its integrated circuits primarily to original equipment manufacturer customers in the communications, consumer digital entertainment and advanced computing applications markets through worldwide direct sales, commissioned representatives and distributors. The Company's single reportable segment utilizes the same production processes and similar product distribution methods for all of its products.

   The Company evaluates performance and allocates resources based on operating profit or loss before income taxes, not including interest expense, patent matters and interest income and other expenses, net. Since the Company operates as a single segment there are no intersegment sales and transfers. Revenue is tracked by the various customers. In the first quarters of 1999 and 1998, Ericsson accounted for 34% and 31% of net revenues, respectively.

   Intercompany sales and transfers are recorded between geographical subsidiaries. Major operations outside the United States include sales offices and technology centers in Western Europe, Japan and Asia-Pacific, as well as subcontract assembly and test operations in Asia-Pacific. Foreign operations are subject to risks of economic and political instability and foreign currency exchange rate fluctuations. Transfers between geographic areas are accounted for at amounts that are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Although assets are tracked by geographical locations, they are not reported separately for internal decision-making purposes.

   Geographic information about segment revenues and long-lived assets is as follows:

                                                        Three Months Ended
                                                      ----------------------
                                                      April 2,     March 27,
                                                        1999          1998
                                                      --------     ---------
                                                           (thousands)
   Geographic information:

   Revenues (1):
   United States                                       $ 86,999      $ 69,527
   United Kingdom                                        42,193        38,664
   Europe, excluding United Kingdom                      13,395        19,589
   Japan                                                  6,990        13,506
                                                       --------      --------
   Consolidated                                        $149,577      $141,286
                                                       ========      ========
   Long-lived assets (2):
   United States                                       $434,055      $367,850
   All other                                             20,623        17,048
                                                       --------      --------
   Consolidated                                        $454,678      $384,898
                                                       ========      ========
   ___________

   (1) Revenues are attributed to countries based on the billings by consolidated subsidiaries.

   (2) Represents those material long-lived assets that can be associated with a particular geographic area.

   U.S. export revenues were approximately $32.4 million in the first quarter of 1999 compared to $14.9 million in the first quarter of 1998. Total revenue, including U.S. export revenue, distributed by region is as follows:

                                                        Three Months Ended
                                                      ----------------------
                                                      April 2,     March 27,
                                                        1999          1998
                                                      --------     ---------
                                                           (thousands)
   United States                                       $ 54,573      $ 54,597
   Americas, excluding United States                     14,027         8,386
   Europe                                                55,588        58,253
   Japan/Asia-Pacific                                    25,389        20,050
                                                       --------      --------
                                                       $149,577      $141,286
                                                       ========      ========

8. Recent Developments

   On May 1, 1999, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Koninklijke Philips Electronics N.V. (Philips) and KPE Acquisition Inc., a wholly-owned subsidiary of Philips (KPE). The Merger Agreement provides that following consummation of Philips' and KPE's offer to purchase all outstanding shares of the Company's common stock, including the associated preferred stock purchase rights, for $21.00 per share, net to the seller in cash, upon the terms and subject to the conditions set forth in KPE's Offer to Purchase dated March 5, 1999, as amended and supplemented by the Supplement to the Offer to Purchase dated May 5, 1999 and the related revised Letter of Transmittal (collectively, the "Amended Philips Offer"), subject to the conditions contained in the Merger Agreement, KPE will be merged with and into the Company. The expiration date for the Amended Philips Offer is June 1, 1999, unless further extended.

   On April 13, 1999, the Delaware Court of Chancery entered an order consolidating seven actions brought by alleged stockholders of VLSI other than Philips under the caption, In re VLSI Technology, Inc. Shareholders Litigation, Consol, C.A. No. 16986.

   While the Company intends to vigorously defend itself against these charges, should the outcome of these matters be unfavorable, there could be a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS - FIRST QUARTER OF 1999 COMPARED TO THE FIRST QUARTER OF 1998
--------------------------------------------------------------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MDA) should be read in conjunction with the 1998 Annual Report, inclusive of the MDA therein.

This MDA contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth herein and in the 1998 Annual Report. Statements made herein are as of the date of this quarterly filing with the Securities and Exchange Commission. The Company disclaims any obligation to update the contents of those statements subsequent to the filing of this Form 10-Q, except as may be required by law.

On May 1, 1999, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) with Koninklijke Philips Electronics N.V. (Philips) and KPE Acquisition Inc., a wholly-owned subsidiary of Philips (KPE). The Merger Agreement provides that following consummation of Philips' and KPE's offer to purchase all outstanding shares of the Company's common stock, including the associated preferred stock purchase rights, for $21.00 per share, net to the seller in cash, upon the terms and subject to the conditions set forth in KPE's Offer to Purchase dated March 5, 1999, as amended and supplemented by the Supplement to the Offer to Purchase dated May 5, 1999 and the related revised Letter of Transmittal (collectively, the "Amended Philips Offer"), subject to the conditions contained in the Merger Agreement, KPE will be merged with and into the Company. The expiration date for the Amended Philips Offer is June 1, 1999, unless further extended.

The following table summarizes the Company's operating results for the three-month period ended April 2, 1999 (which consisted of 14 weeks) as compared to the three-month period ended March 27, 1998 (which consisted of 13 weeks):

                                           First Quarter
                                       (dollars in thousands)
                             -------------------------------------------
                                   1999                     1998
                             -----------------      --------------------
                                       Percent                  Percent
                                       of Net                    of Net
                             Amounts  Revenues       Amounts    Revenues
                             -------  --------      --------    --------
Net revenues                $149,577    100.0%      $141,286     100.0%
Gross profit                  57,860     38.7         58,346      41.3
Research & development        31,810     21.3         28,037      19.9
Marketing, general and
   administrative             23,957     16.0         26,297      18.6
Charges resulting from
   tender offer                4,500      3.0              -         -
Operating income (loss)       (2,407)    (1.6)         4,012       2.8
Gain on sale of
   Marketable securities       7,625      5.1              -         -
Interest and other income
   (expense), net              1,225      0.8            324       0.2
Net income                  $  4,703      3.1       $  3,166       2.2

The Company earned net income of $4.7 million in the first quarter of 1999, compared to net income of $3.2 million in the first quarter of 1998. This increase was primarily due to a pre-tax gain on sale of marketable securities of $7.6 million offset by pre-tax charges of $4.5 million resulting from the tender offer and lower gross profit margin. The Company had a one-week shutdown in the first week of the first quarter of 1999 to mitigate the impact of the additional costs incurred by a fourteenth week.

Net revenues in the first quarter of 1999 increased 5.9% from the comparable 1998 period. This increase was primarily due to an increase in units shipped in the Company's communications products. This increase in unit shipments was partially offset by a decline in average selling prices consistent with competitive pricing and reflects changes in the Company's product sales mix.

International net revenues (including export sales) increased, consistent with total net revenues, to 64% of total net revenues in the first quarter of 1999 from 61% of total net revenues in the first quarter of 1998. This increase was primarily due to increased sales of the Company's communications products to a customer in the Asia-Pacific region, partially offset by decreased sales in Japan.

Gross profit margin decreased to 38.7% in the first quarter of 1999 from 41.3% in the first quarter of 1998. The decrease was primarily due to changes in product sales mix and a decline in average selling prices.

Research and development expenditures increased by $3.8 million in the first quarter of 1999 over expenditures in the same 1998 period and increased as a percentage of net revenues to 21.3% from 19.9%, reflecting continued investments in new products and package and process technologies.

Marketing, general and administrative expenses for the first quarter of 1999 decreased by $2.3 million from the first quarter of the prior year and decreased as a percentage of net revenues to 16.0% from 18.6%. This decrease primarily reflected the Company's continued cost control efforts.

The Company has engaged a number of advisors to assist in the evaluation of the Amended Philips Offer and strategic alternatives to such offer and is involved in litigation relating to the Amended Philips Offer. As a result, in the first quarter of 1999, the Company recorded a pre-tax charge of $4.5 million related to these matters for the services performed in the first quarter of 1999. Additional costs associated with the Company's external advisors are expected to be incurred in succeeding quarters.

The Company recognized a gain on sale of marketable securities of $7.6 million relating to the sale of a portion of its ARM investment in the first quarter of 1999.

Interest and other income (expense), net was $1.2 million in the first quarter of 1999 compared to $0.3 million in the same period a year ago. This increase was primarily due to a decrease in interest expense resulting from the retirement of $11.3 million of the Company's convertible subordinated notes since the second quarter of 1998. Of the $11.3 million, the Company retired $3.6 million in the first quarter of 1999 resulting in a gain of $0.1 million.

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

RISK FACTORS

The Company's business is subject to numerous risks, any one of which, alone or in combination, could have a material adverse effect on future results of operations. Some of these factors are:

The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenue or earnings in any quarter fail to meet or exceed the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends or significant events unrelated to the Company's performance, such as the Amended Philips Offer. Past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The Amended Philips Offer may affect the timing and financial impact of the various risks described herein.

During 1998 and 1997, the Company's top 20 customers represented approximately three-quarters of the Company's net revenues. During 1996, the Company's top 20 customers represented approximately two-thirds of the Company's net revenues. Shipments to a single customer in the communications business, Ericsson, accounted for 34% of net revenues in the first quarter of 1999 as compared to 28% of net revenues in fiscal year 1998. As a result of the concentration of the Company's customer base, loss of business or cancellation of orders from any of these customers, significant changes in scheduled deliveries to any of these customers or decreases in the prices of products sold to any of these customers could have a material adverse effect on the Company's results of operations.

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

The Company currently generates approximately 64% of its net revenues (including export sales) from direct sales into countries outside of the United States. In addition, certain of the Company's customers generate greater portions of their sales from these international areas. If events in any of these markets have a significant impact on the Company's customers that result in declining orders, there could be a material adverse effect on the Company's results of operations.

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

Management believes that the future success of VLSI will depend in part on its ability to attract and retain qualified employees, including management and technical and design personnel. The Company is currently in the process of filling open positions in the management and engineering arenas. Delays in replacing management may adversely affect implementation of the Company's strategic plans. Any significant delays in filling technical positions could lead to delays in the introduction of various products currently being developed, as well as the research and development associated with potential new products. In an effort to retain certain executives, in April 1999, the Board authorized VLSI to enter into retention agreements with such executives.

The Company is subject to a variety of federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Increasing public attention has been focused on the environmental impact of semiconductor manufacturing operations. The Company's San Antonio and San Jose facilities are located near residential areas, which could increase the incidence of environmental complaints or investigations. There can be no assurance that changes in environmental regulations will not impose the need for additional capital equipment or other requirements. Any failure by the Company to control the use of, or adequately to restrict the discharge of, hazardous substances under present or future regulations could subject VLSI to substantial liability or could cause its manufacturing operations to be suspended, which could have a material adverse effect on the Company's results of operations.

Year 2000

In view of the approach of the Year 2000, it is incumbent that the Company take steps to ensure that computer programs used in connection with critical corporate functions are capable of properly managing and manipulating data that includes both 20th and 21st century dates (Year 2000 compliant). The Company is aware that certain computer programs that have been written using two digits rather than four to define the applicable year may not be Year 2000 compliant. Therefore the Company has established a Year 2000 coordination committee, co-chaired by the Company's Vice President and General Counsel and its Vice President and Corporate Controller who report directly to the Company's Chief Executive Officer, for the purpose of executing the Company's plan to minimize disruptions in the Company's operations caused by such computer programs. The coordination committee periodically reports to the Board of Directors on the status of the Company's Year 2000 compliance program.

The Company's plan for addressing Year 2000 compliance consists of the following five phases: (1) Awareness-Year 2000 problem awareness promotion; (2) Analysis-system inventory and problem assessment, and the development of a plan prioritizing systems; (3) Renovation-system replacement, retirement, repair or upgrade to ensure Year 2000 compliance or contingency plans; (4) Validation-Year 2000 compliance testing and validation; and (5) Implementation-Year 2000 compliant solutions deployment. The Company's Year 2000 compliance program focuses on mission critical areas including core information technology (IT) systems (the computer center, IT technical services and business applications), manufacturing systems and equipment and Company products and suppliers. The Company has completed the Awareness phase for these areas. Further, the Company has published materials to keep its employees, suppliers and customers informed of the current status of its Year 2000 efforts.

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

Determination as to whether the Company's manufacturing systems and equipment are Year 2000 compliant is based on evaluation of both the equipment and services provided by suppliers and the Company's integration of that equipment. The Company has completed the inventory and problem assessment steps of the Analysis phase with respect to its wafer fabrication manufacturing systems and equipment. The Company expects to complete the prioritization step of the Analysis phase and make substantial progress on the Renovation and Validation phases with respect to its wafer fabrication manufacturing systems and equipment by the middle of the third quarter of 1999. As previously discussed in "Risk Factors" herein, VLSI relies on outside suppliers for all of its assembly and approximately one-third of its test operations. Although some of these suppliers have represented that they are Year 2000 compliant, the Company has not yet obtained results of tests confirming these representations and intends to address this in its contingency plans. While the Company currently expects that the Year 2000 will not pose significant operational problems, delays in the implementation of Year 2000 compliant manufacturing systems and equipment, or a failure to fully identify and remedy Year 2000 dependencies in these systems could have a material adverse effect on the Company's results of operations.

With respect to VLSI's products, the Analysis phase is completed. The Company will notify its customers of the findings either by mail or by posting this information on the Company's website in May 1999. The Analysis phase has revealed that nearly all of the circuitry the Company has designed and incorporated into the products it sells (VLSI-designed products) does not have a date feature or functionality which could cause these products to fail to be Year 2000 compliant. Moreover, testing has revealed that the few products with date functionality are Year 2000 compliant. Accordingly, the Company does not anticipate that substantial actions will be necessary to address Year 2000 compliance problems for VLSI-designed products. The Company is unable to determine the extent to which Year 2000 compliant VLSI-designed products are incorporated into customers' products that, by virtue of the customers' overall product design, are not Year 2000 compliant. Many of the products the Company sells include circuitry designed, in whole or in part, by its customers (customer-designed functionality), and only the customer has the information necessary to determine if customer-designed functionality is Year 2000 compliant. As a result, the Company is unable to determine the degree of Year 2000 compliance of products VLSI has manufactured to the extent they incorporate customer-designed functionality. The inability of VLSI-designed products to properly manage and manipulate data in the Year 2000 could result in a material adverse impact on the Company, including lower revenues or increased warranty costs, customer satisfaction issues and potential lawsuits. Also, the loss of customer orders due to failure by customer products or customer-designed functionality not being Year 2000 compliant could have a material adverse effect on the Company.

The Company has sent surveys to most of its suppliers to determine the extent to which the Company's capabilities are vulnerable to the failure of those suppliers to ensure Year 2000 compliance of their products or services. The Company is currently receiving responses to those surveys and anticipates that the Analysis phase with respect to critical suppliers will be completed in May 1999. The Company will proceed with the remaining Year 2000 compliance program phases for its suppliers as needed. However, the Company cannot guarantee that the systems and products of other companies on which it relies will be Year 2000 compliant. Failure of these systems and products to be Year 2000 compliant could have a material adverse effect on the Company.

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

The Company currently estimates that total costs associated with the Year 2000 compliance program will be less than $5 million, which the Company believes can be funded from currently available cash, cash equivalents, marketable securities and cash flow expected from operations. Through March 1999, the Company has spent approximately $0.7 million in connection with this program. The cost of implementing the uniform worldwide order management system, as well as other normal system upgrades, is not included in this figure. The replacement of such legacy systems is ongoing and was not accelerated due to the Year 2000 problem.

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

At April 2, 1999, total cash, cash equivalents and marketable securities decreased $48.7 million from the 1998 fiscal year-end balance as discussed below. Working capital decreased to $285.4 million at April 2, 1999 compared to $298.8 million at December 25, 1998.

During the three-month period ended April 2, 1999, the Company generated $2.3 million of cash from operations, a 92.5% decrease from the $30.5 million of cash generated for the three-month period ended March 27, 1998. This decrease was primarily due to a $7.6 million gain on sale of ARM securities and a decrease in accounts payable, income taxes payable and accrued liabilities of $34.4 million due to payments made for accrued equipment purchases, licensing fees, property taxes and interest on convertible debt.

Cash used for investing activities was $45.1 million for the three-month period ended April 2, 1999, as compared to $24.8 million for the three-month period ended March 27, 1998. The Company's proceeds from maturities and sales of marketable securities exceeded purchases of marketable securities during the first three months of 1999 while in the first quarter of 1998, purchases of marketable securities exceeded proceeds on sale and maturities of marketable securities. The Company invested $44.8 million in property, plant and equipment in the first three months of 1999 compared to $34.0 million in the comparable 1998 period. VLSI currently estimates that total capital expenditures for 1999 will be approximately $150 - $200 million. These expenditures are being used to convert from six-inch to eight-inch wafer technology at the San Antonio fabrication facility, increase deep sub-micron wafer fabrication capability and for other equipment upgrades. The Company is currently financing its capital expenditures through existing cash balances and cash from operations.

Cash used for financing activities was $2.9 million in the first three months of 1999 compared to $15.8 million in the same 1998 period. The 1999 amount reflects the retirement of convertible debt. The 1998 amount reflects purchases of treasury stock and the repayment of certain secured equipment loans in conjunction with the sale-leaseback of equipment.

At December 25, 1998 the Company was in violation of one of its covenants under the agreement for a $100.0 million committed line of credit. The Company has never drawn on this line of credit and does not anticipate a need for it in the future. Consequently, the Company has decided not to renew this revolving credit facility. While the Company believes that its current capital resources are sufficient to meet its near-term needs, in order to meet its longer-term needs, VLSI continues to investigate the possibility of generating financial resources through technology or manufacturing partnerships, additional equipment financings and offerings of debt or equity securities.


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

To perform sensitivity analysis, the Company assesses the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. The hypothetical changes in market values for interest rate risk are computed based on the present value of future cash flows as impacted by the changes in rates attributable to the market risk being measured. The discount rates used for the present value computations were selected based on market interest rates in effect at April 2, 1999 and March 27, 1998. The hypothetical market values that result from these computations are compared to the market values of these financial instruments at April 2, 1999 and March 27, 1998. The differences in this comparison are the hypothetical gains or losses associated with each type of risk.

The results of the sensitivity analysis at April 2, 1999 and March 27, 1998 are as follows:

Interest Rate Risk on Investments: A 100 basis point decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair values of the Company's financial instruments by $1.7 million and $0.5 million, respectively. A 100 basis point increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair values of the Company's financial instruments by $1.7 million and $0.5 million, respectively.

Interest Rate Risk on Debt: A 100 basis point decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair values of the Company's subordinated debt by $16.1 million and $19.6 million, respectively. A 100 basis point increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair values of the Company's subordinated debt by $16.1 million and $19.6 million, respectively.

Foreign Currency Exchange Risk: A 10% movement in levels of foreign currency exchange rates, 20% for Asian currencies, against the U.S. dollar with all other variables held constant would result in a decrease in the fair values of the Company's financial instruments by $2.6 million and $2.4 million, respectively, or an increase in the fair values of the Company's financial instruments by $1.7 million and $1.6 million, respectively.

All of the potential changes noted above are based on pertinent information available to management as of April 2, 1999 and March 27, 1998, respectively. Although management is not aware of any factors that would significantly affect these estimates, actual results may differ significantly from the amounts presented.

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Reference is made to Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1998 (the 1998 Annual Report) for a discussion of certain pending legal proceedings. There have been no material developments in any of such matters since the filing of the Company's 1998 Annual Report except the following:

Contract Litigation

In December 1998 Zitel Corporation (Zitel) filed a complaint in the California Superior Court alleging, among other things, breach of contract and fraud by the Company. In February 1999, the Company moved to dismiss the complaint on the grounds that it failed to state facts sufficient to constitute any cause of action. Rather than oppose VLSI's motion, Zitel voluntarily filed an amended complaint in April 1999. The amended complaint alleges breach of contract, fraud and other claims arising out of an attempt by the parties to jointly design and develop two customized computer chips. The amended complaint asserts that, because the effort to jointly develop the chips was ultimately unsuccessful, Zitel terminated the development of the product that was to have incorporated those chips. The amended complaint requests unspecified compensatory, special, punitive and exemplary damages. The Company believes it has a meritorious defense and intends to vigorously defend itself against these charges.

Litigation Arising out of the Amended Philips Offer

On March 5, 1999, KPE filed a complaint against VLSI in the Delaware Court of Chancery styled KPE Acquisition Inc. v. VLSI Technology, Inc., et al., C.A. No. 16992. On May 4, 1999, KPE filed a notice of dismissal dismissing its complaint.

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

On April 13, 1999, the Delaware Court of Chancery entered an order consolidating the seven actions brought by alleged stockholders of VLSI other than Philips under the caption, In re VLSI Technology, Inc. Shareholders Litigation, Consol, C.A. No. 16986.

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


Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits - See Index to Exhibits on Page 21.

     (b) Reports on Form 8-K:

         On March 2, 1999, the Company filed a Current Report on Form 8-K dated March 1, 1999, pursuant to Item 5 of Instructions to Form 8-K, disclosing that the Company confirmed receipt of an unsolicited proposal from Royal Philips Electronics to acquire all of VLSI's capital stock.

         On March 8, 1999, the Company filed a Current Report on Form 8-K dated March 7, 1999, pursuant to Item 5 of Instructions to Form 8-K, disclosing that the Company had amended its Bylaws.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          VLSI TECHNOLOGY, INC.

                                               (Registrant)





Date:     May 17, 1999                     By:   /s/ Victor K. Lee
      --------------------------               -------------------------------
                                               Victor K. Lee
                                               Vice President, Chief Financial
                                               Officer (Acting) and Controller
                                               (Principal Financial and
                                               Accounting Officer)

                             VLSI TECHNOLOGY, INC.

                               INDEX TO EXHIBITS

EXHIBIT
   NO.           DESCRIPTION
-------          -----------
 10.42           Form of Retention Agreement between the Company and Tier I
                 Executives.  Said document is included as an Exhibit to this
                 Quarterly Report on Form 10-Q for the fiscal quarter ended
                 April 2, 1999.

 10.43           Form of Retention Agreement between the Company and Tier II
                 Executives. Said document is included as an Exhibit to this Quarterly Report on Form 10-Q for the fiscal quarter ended
                 April 2, 1999.

 10.44 Form of Indemnity Agreement between the Company and each member of the Board of Directors and certain officers or key employees of VLSI, including the Tier I Executives. Said document is included as an Exhibit to this Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999.

10.45            Agreement and Plan of Merger, dated as of May 1, 1999 among
                 Philips, VLSI and KPE. Said document is included as an Exhibit to this Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 1999.

 27              Financial Data Schedule
